Form 10-Q
period 1996-03-31
FIRST DECATUR BANCSHARES INC
filed 1996-05-14
CIK 319033

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                                      FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                          OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _____ to _____

                               Commission file number [              ]



                            FIRST DECATUR BANCSHARES, INC.
- - ------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)




         DELAWARE                 33-80333            37-1085161
 ------------------------     ---------------       ------------------
(State or other jurisdiction (Commission File      (I.R.S. Employer
      of incorporation)            Number)         Identification No.)



         130 NORTH WATER STREET, DECATUR, IL                    62523
- - -----------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code         217-424-1111
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                   Yes      X         No
                                        -----------      -----------


     2,205,189 shares of the Registrant's common stock, par value $.01 per share, were outstanding at March 31, 1996.

                            FIRST DECATUR BANCSHARES, INC.

                   FORM 10-Q FOR THREE MONTHS ENDED MARCH 31, 1996

                                        INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

    Item 1.        Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . .     1
    Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . .     6


PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

    Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
    Item 2.        Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
    Item 3.        Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . .    8
    Item 4.        Submission of  Matters to a Vote of Security Holders   . . . . . . . . . . . .    8
    Item 5.        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
    Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .    9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10







                           PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              FIRST DECATUR BANCSHARES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1996 AND DECEMBER 31, 1995
                                    (IN THOUSANDS)

                                                                                      March 31,                December 31,
                                                                                        1996                      1995

                                                                                 ------------------------------------------
                                                                                    (Unaudited)
Assets
     Cash  and  due  from  banks                                                $       21,623                $      35,371
     Federal funds sold                                                                  8,000                            0
                                                                                 ------------------------------------------
         Cash and cash equivalents                                                      29,623                       35,371

     Securities available for sale                                                      66,162                       66,685
     Securities held to maturity                                                        21,984                       22,625
     Loans, net                                                                        173,931                      172,610
     Premises and equipment                                                             11,484                       11,766
     Goodwill, net                                                                         276                          283
     Other  assets                                                                       6,962                        6,729
                                                                                 ------------------------------------------
          Total  assets                                                         $      310,422                      316,069
                                                                                 ------------------------------------------
                                                                                 ------------------------------------------
Liabilities
     Deposits
        Noninterest bearing                                                     $       41,511                       47,763
        Interest bearing                                                               214,954                      220,400
                                                                                 ------------------------------------------
          Total deposits                                                               256,465                      268,163
     Federal funds purchased and securities
          sold under repurchase agreements                                              12,634                        8,849
     U.S. Treasury demand notes                                                          2,179                          665
     Other liabilities                                                                   3,819                        3,498
                                                                                 ------------------------------------------
            Total  liabilities                                                         275,097                      281,175

Stockholders' Equity
    Preferred stock, no par value.  Authorized 200,000 shares, none issued or outstanding
    Common stock, $.01 par value.  Authorized 5,000,000
        shares; Issued 2,213,545 shares of which 8,356 shares
        and 1,376 shares were held as treasury stock                                       22                           22
     Surplus                                                                             6,778                        6,895
     Paid-in capital - phantom stock                                                       107                           91
     Retained earnings                                                                  28,686                       27,857
     Net unrealized gain (loss) on securities
       available for sale                                                                  (97)                         203
                                                                                 ------------------------------------------
                                                                                        35,496                       35,068
     Treasury stock, at cost                                                              (171)                        (174)
                                                                                 ------------------------------------------
            Total  stockholders' equity                                                 35,325                       34,894
                                                                                 ------------------------------------------
            Total  liabilities and
                 stockholders' equity                                           $      310,422                      316,069
                                                                                 ------------------------------------------
                                                                                 ------------------------------------------


                             FIRST DECATUR BANCSHARES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          Three Months Ended
                                                                        March 31,      March 31,
                                                                           1996           1995
                                                                       (Unaudited)    (Unaudited)
                                                                       -----------    -----------
Interest Income
    Interest on loans                                               $       3,779  $       3,708
    Interest on investments                                                 1,327          1,196
    Interest on funds sold                                                     31             53
    Other interest income                                                      36             43
                                                                    -----------------------------
        Total interest income                                               5,173          5,000

                                                                    -----------------------------

Interest Expense
    Interest on deposits                                                    2,257          2,060
    Interest on borrowings                                                     85             75
                                                                    -----------------------------
        Total interest expense                                              2,342          2,135
                                                                    -----------------------------

Net Interest Income                                                         2,831          2,865
    Provision for loan losses                                                  75             75
                                                                    -----------------------------
Net Interest Income After Provision for Loan Losses                         2,756          2,790
                                                                    -----------------------------

Other Income
    Trust fees                                                                330            315
    Loan fee income                                                            77             82
    Remittance processing fees                                              1,787          2,438
    Service charges on deposit accounts                                       243            202
    Security transactions, net                                                  0            (11)
    Other                                                                     169             95
                                                                    -----------------------------
        Total other income                                                  2,606          3,121
                                                                    -----------------------------

Other Expenses
    Salaries and employee benefits                                          2,065          2,301
    Net occupancy and equipment expenses                                      655            598
    Other operating expenses                                                1,229          1,537
                                                                    -----------------------------
        Total other expenses                                                3,949          4,436
                                                                    -----------------------------

Income Before Income Tax                                                    1,413          1,475
    Income tax expense                                                        465            528
                                                                    -----------------------------

        Net Income                                                  $         948  $         947
                                                                    -----------------------------
                                                                    -----------------------------

Net Income Per Share                                                $        0.43  $        0.43
Dividends Per Share                                                          0.11           0.10
Weighted Average Shares Outstanding                                     2,208,134      2,204,312
                                                                    -----------------------------
                                                                    -----------------------------


                         FIRST DECATUR BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                  (IN THOUSANDS)


                                                                                              Three Months Ended
                                                                                             March 31,        March 31,
                                                                                               1996              1995
                                                                                             -----------   -----------
Cash flows from operating activities:
      Net cash provided by operating activities                                             $    1,636     $    1,934

Cash flows from investing activities:
      Net change in other invested funds                                                             0              0
      Purchases of securities available for sale                                                (2,016)        (9,797)
      Proceeds from maturities of securities available for sale                                  2,000          2,000
      Proceeds from sales of securities available for sale                                           0          8,077
      Purchases of securities held to maturity                                                       0              0
      Proceeds from maturities of securities held to maturity                                      639          1,169
      Net change in loans                                                                       (1,332)         2,401
      Purchases of premises and equipment                                                         (141)        (1,620)
                                                                                             -----------   -----------
            Net cash provided (used) by investing activities                                      (850)         2,230
                                                                                             -----------   -----------

Cash flows from financing activities:
      Net change in
            Noninterest-bearing, interest-bearing demand and savings deposits                    (8,732)       (5,455)
            Certificates of deposit                                                              (2,870)       (1,034)
            Federal funds purchased and securities sold under
                 repurchase agreements                                                            3,786          (703)
            U.S. Treasury demand notes                                                            1,514          (945)
      Cash dividends                                                                               (243)         (221)
      Net cash from (purchase) sale of treasury stock                                                11           141
                                                                                             -----------   -----------
            Net cash provided (used) by financing activities                                     (6,534)       (8,217)
                                                                                             -----------   -----------
Net increase (decrease) in cash and cash equivalents                                             (5,748)       (4,053)

Cash and cash equivalents, beginning of period                                                   35,371         34,777
                                                                                             -----------   -----------
Cash and cash equivalents, end of period                                                         29,623         30,724
                                                                                             -----------   -----------
                                                                                             -----------   -----------

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
            Interest                                                                        $     2,133    $     2,060
            Income Taxes                                                                    $       140    $         3


                            FIRST DECATUR BANCSHARES, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE QUARTER ENDED MARCH 31, 1996


Note 1:  Basis of Presentation

         The interim financial statements have been prepared by First Decatur Bancshares, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's registration statement filed on Form S-4 dated February 6, 1996 and the Form 10-K for 1995 filed on May 3, 1996.

         The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Such adjustments were of a normal recurring nature.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                            FIRST DECATUR BANCSHARES, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE QUARTER ENDED MARCH 31, 1996


Note 2:  Merger Agreement

         In October 1995, the Company's Board of Directors approved a merger agreement between Shelby Acquisition Corporation (Acquisition Corp.), a wholly-owned subsidiary of the Company that was formed in 1995 and First Shelby Financial Group, Inc. (First Shelby). Under the terms of this agreement, at the effective time of the merger, Acquisition Corp. shall be merged with and into First Shelby and the separate existence of Acquisition Corp. shall cease. First Shelby shall be the surviving corporation. Additionally, each Acquisition Corp. share issued and outstanding immediately prior to the effective time of the merger shall be converted into shares of First Shelby and each First Shelby share issued and outstanding immediately prior to the effective time of the merger shall be converted into shares of the Company's common stock. The merger was consummated on April 1, 1996 as reported on From 8-K dated April 12, 1996. At March 31, 1996, First Shelby and its wholly-owned subsidiary, First Trust Bank of Shelbyville, had total assets of $67,640,000, total deposits of $55,909,500, and total stockholders' equity of $10,783,700.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

    OVERVIEW

         The Company is a holding company whose principal activity is the ownership and management of its subsidiaries, The First National Bank of Decatur ("Bank") and FirsTech, Inc. ("FirsTech"). The Bank operates under a national charter and provides full banking services, including trust services. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located throughout the Bank's principal lending area, which is Central Illinois. FirsTech is a remittance processing company that provides various remittance processing services for several large utility companies.

    RESULTS OF OPERATIONS

    Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1995

         NET INTEREST INCOME.     Net interest income decreased from $2,865,000
    for the three months ended March 31, 1995, to $2,831,000 for the three months ended March 31, 1996. This change represents only a $34,000 (1%) decrease. However, two significant changes were noted:

         Interest income on investments increased from $1,196,000 for the three months ended March 31, 1995, to $1,327,000 for the three months ended March 31, 1996. This change represents a $131,000 (11%) increase. This increase is attributed to an increase in the average balance of investment securities during 1995.

         Interest paid on deposits increased from $2,060,000 for the three months ended March 31, 1995, to $2,257,000 for the three months ended March 31, 1996. This change represents a $197,000 (10%) increase. This increase is attributed to an increase in volume of time deposits of $4,132,000 during 1995 as well as an increase in rates paid during the last half of 1995 through March 31, 1996.

         OTHER INCOME. Other income decreased from $3,121,000 for the three months ended March 31, 1995, to $2,606,000 for the three months ended March 31, 1996. This represents a decrease of $515,000 (17%). The majority of this decrease is attributed to the decrease in remittance processing income generated by FirsTech as the result of the loss of a major contract during the period. In September 1995, Bancshares received notification from one major customer of their intention not to renew a service contract that expired January 1, 1996. Management is continuing to attract new business from several other prospective customers.

         OTHER EXPENSES. Other expenses decreased from $4,436,000 for the three months ended March 31, 1995, to $3,949,000 for the three months ended March 31, 1996. This represents a $487,000 (11%) decrease. The decrease was attributed to decreases in salaries and employee benefits and other operating expenses. Salaries and employee benefits were $236,000 (10%) lower mainly due to the reduction of staff at FirsTech as a result of the loss of a major contract effective January 1, 1996.

    Other operating expenses were $308,000 (20%) lower. The change in other operating expenses is mainly due to a reduction in FDIC insurance expense ($145,000) as a result of the FDIC insurance fund being fully funded during 1995; a net reduction in data processing expenses ($100,000) as a result of purchasing a new in-house computer system and imaging equipment during 1995; a reduction in postage expense ($60,000) as a result of the loss of a major contract by FirsTech and increased efficiencies; and a reduction in correspondent bank service charges ($21,000) as a result of decreased FirsTech processing. The company also had an increase in legal fees ($23,000) for contract development as a result of FirsTech actively attracting new business.

    FINANCIAL CONDITION

         Bancshares assets were reduced $5,647,000 or 2.0% from December 31, 1995 to March 31, 1996. This reduction was primarily due to decreased in cash and due from banks offset by Federal funds sold.

         CASH AND DUE FROM BANKS. Cash and due from banks decreased $13,748,000 from December 31, 1995 to March 31, 1996. See the consolidated statement of cash flow for the three months ended March 31, 1996, in the interim financial statements for the details representing this decrease in cash and due from banks.

         FEDERAL FUNDS SOLD. The increase in Federal funds sold of $8,000,000 from December 31, 1995 to March 31, 1996 was attributed to short-term cash fluctuations. The Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

         DEPOSITS. Total deposits decreased $11,698,000 from December 31, 1995 to March 31, 1996. This decrease is attributed to large Certificates of Deposit for a local school district not renewed and loss of a major contract by FirsTech.

         FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS. The increase in Federal funds purchased and securities sold under repurchase agreements of $3,785,000 from December 31, 1995 to March 31, 1996, is attributed to an increase of $3,350,000 in repurchase agreements with a large utility company.

PART II - OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS

         The Company is involved from time to time in routine litigation incidental to its business. However, the Company believes that it is not a party to any material pending litigation which, if decided adversely to the Company, would have a significant negative impact on the business, income, assets or operation of the Company. The Company is not aware of any other material threatened litigation which might involve the Company.

    ITEM 2.   CHANGES IN SECURITIES

              Not Applicable

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting was held on March 12, 1996. The primary purposes of the meeting were to establish the number of Directors to be elected at eleven (11) and elect a Board of Directors for a one year term. Both items were approved by 2,002,058 shares out of 2,204,725 shares (91%). The number of Directors established was eleven. The Board of Directors remained unchanged from 1995 with the exception of Fred Kenney who replaced Ed Bachrach (retired). Following are a list of Directors:

         Gerald Demirjian         Tom Dickes          William Eichenauer
         Larry D. Haab            Fred Kenney         Neal Lentz
         Gary S. Likins           John W. Luttrell    William Penhallegon
         Tom Sloan                H. Gale Zacheis

    ITEM 5.   OTHER INFORMATION

         Pursuant to the merger of the Company with First Shelby as discussed in Note 2 to the interim financial statements, the Company will be issuing approximately 695,889 shares of common stock in exchange for all of First Shelby's outstanding stock.

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit
              Number         Description of Exhibit
              -------         ----------------------

                  11 Computation of Per Share Income - Refer to the Condensed Consolidated Statement of Income in the interim financial statements

                  27         Financial Data Schedule

         (b)  Reports on Form 8-K

              Not applicable

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DECATUR BANCSHARES, INC.


May 14, 1996                 By:
                                   ------------------------------------------

                                       John L. Luttrell
                                       President and Chief Executive Officer



May 14, 1996                 By:
                                   ------------------------------------------

                                       Matthew C. Graves
                                       Vice President and Principal Financial
                                       Officer