Form 10-Q
period 1996-06-30
FIRST DECATUR BANCSHARES INC
filed 1996-08-12
CIK 319033

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                                      FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                              ----------    ----------
                         Commission file number [           ]
                                                 -----------


                            FIRST DECATUR BANCSHARES, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)







              DELAWARE                    33-80333            37-1085161
- -----------------------------------    -----------------   --------------------
    (State or other jurisdiction       (Commission File    (I.R.S. Employer
            of incorporation)               Number)        Identification No.)



         130 NORTH WATER STREET, DECATUR, IL                         62523
- --------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code         217-424-1111
                                                 ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                       Yes  X    No
                                           ---      ---

2,902,542 shares of the Registrant's common stock, par value $.01 per share, were outstanding at June 30, 1996.

                            FIRST DECATUR BANCSHARES, INC.

                     FORM 10-Q FOR SIX MONTHS ENDED JUNE 30, 1996

                                        INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION..........................................     1

    Item 1.        Condensed Consolidated Financial Statements.........      1
    Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................      8



PART II - OTHER INFORMATION.............................................    10

    Item 1.        Legal Proceedings...................................     10
    Item 2.        Changes in Securities...............................     10
    Item 3.        Defaults upon Senior Securities.....................     10
    Item 4.        Submission of  Matters to a Vote of Security Holders     10
    Item 5.        Other Information...................................     10
    Item 6.        Exhibits and Reports on Form 8-K....................     11


SIGNATURES..............................................................    12

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            FIRST DECATUR BANCSHARES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1996 AND DECEMBER 31, 1995
                                    (IN THOUSANDS)




                                                                       June 30,        December 31,
                                                                        1996               1995
                                                                --------------------------------------
                                                                     (Unaudited)

Assets
     Cash  and  due  from  banks                                     $   31,150          $   37,537
     Federal funds sold                                                   9,680               1,035
                                                                     ----------          ----------
         Cash and cash equivalents                                       40,830              38,572

     Securities available for sale                                       92,100              91,184
     Securities held to maturity                                         42,749              46,579
     Loans, net                                                         192,326             185,775
     Premises and equipment                                              12,037              12,572
     Goodwill, net                                                          270                 283
     Other  assets                                                        8,029               7,984
                                                                     ----------          ----------
          Total  assets                                              $  388,341             382,949
                                                                     ----------          ----------
                                                                     ----------          ----------
Liabilities
     Deposits
        Noninterest bearing                                          $   54,092              54,071
        Interest bearing                                                265,123             268,638
                                                                     ----------          ----------
          Total deposits                                                319,215             322,709
     Federal funds purchased and securities
          sold under repurchase agreements                               12,814               8,982
     Other borrowings                                                     6,557                 825
     Other liabilities                                                    3,211               4,553
                                                                     ----------          ----------
            Total liabilities                                           341,797             337,069


Stockholders' Equity
    Preferred stock, no par value.  Authorized 200,000 shares, none issued or outstanding
    Common stock, $.01 par value.  Authorized 5,000,000
        shares; Issued 2,909,398 shares of which 6,856 shares
        and 8,820 shares were held as treasury stock                         29                  29
     Surplus                                                              7,853               7,853
     Paid-in capital - phantom stock                                        121                  91
     Retained earnings                                                   39,067              37,666
     Net unrealized gain (loss) on securities
        available for sale                                                 (382)                415
                                                                     ----------          ----------
                                                                         46,688              46,054
     Treasury stock, at cost                                               (144)               (174)
                                                                     ----------          ----------
            Total  stockholders' equity                                  46,544              45,880
                                                                     ----------          ----------
            Total  liabilities and
                 stockholders' equity                                $  388,341             382,949
                                                                     ----------          ----------
                                                                     ----------          ----------



                            FIRST DECATUR BANCSHARES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                Three Months Ended             Six Months Ended
                                                              June 30        June 30        June 30        June 30
                                                                 1996           1995           1996           1995
                                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                           ----------     ----------     ----------     ----------
Interest Income
    Interest on loans                                       $   4,027      $   3,884      $   8,039      $   7,792
    Interest on investments                                     2,051          1,951          4,097          3,879
    Interest on funds sold                                         60            210            140            297
    Other interest income                                          25             41             61             84
                                                           ----------     ----------     ----------     ----------
         Total interest income                                  6,163          6,086         12,337         12,052
                                                           ----------     ----------     ----------     ----------
Interest Expense
    Interest on deposits                                        2,690          2,762          5,481          5,314
    Interest on borrowings                                        119             64            208            144
                                                           ----------     ----------     ----------     ----------
         Total interest expense                                 2,809          2,826          5,689          5,458
                                                           ----------     ----------     ----------     ----------

Net Interest Income                                             3,354          3,260          6,648          6,594
    Provision for loan losses                                      75             50            152            125
                                                           ----------     ----------     ----------     ----------
Net Interest Income After Provision for Loan Losses             3,279          3,210          6,496          6,469
                                                           ----------     ----------     ----------     ----------

Other Income
    Trust fees                                                    363            365            715            702
    Loan fee income                                               145            149            301            306
    Remittance processing fees                                  1,463          2,235          3,250          4,673
    Service charges on deposit accounts                           277            232            546            463
    Security transactions, net                                    (11)            11            (11)            (1)
    Other                                                         194            203            385            320
                                                           ----------     ----------     ----------     ----------
         Total other income                                     2,431          3,195          5,186          6,463
                                                           ----------     ----------     ----------     ----------

Other Expenses
    Salaries and employee benefits                              2,033          2,598          4,333          5,123
    Net occupancy and equipment expenses                          686            710          1,377          1,346
    Other operating expenses                                    1,501          1,617          2,831          3,280
                                                           ----------     ----------     ----------     ----------
         Total other expenses                                   4,220          4,925          8,541          9,749
                                                           ----------     ----------     ----------     ----------

Income Before Income Tax                                        1,490          1,480          3,141          3,183
    Income tax expense                                            469            477            988          1,046
                                                           ----------     ----------     ----------     ----------
         Net Income                                         $   1,021      $   1,003      $   2,153      $   2,137
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

Net Income Per Share                                        $    0.35      $    0.34      $    0.74      $    0.73
Dividends Per Share                                              0.11           0.10           0.22           0.20
Weighted Average Shares Outstanding                         2,902,009      2,910,072      2,901,874      2,907,889



                            FIRST DECATUR BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                    (IN THOUSANDS)



                                                                               Six Months Ended
                                                                            June 30,       June 30,
                                                                              1996           1995
                                                                          ----------     ----------
Cash flows from operating activities:
    Net cash provided by operating activities                              $   2,443      $   2,652

Cash flows from investing activities:
    Purchases of securities available for sale                               (11,135)       (23,625)
    Proceeds from maturities of securities available for sale                  5,828         13,390
    Proceeds from sales of securities available for sale                       2,999          9,076
    Purchases of securities held to maturity                                  (1,872)        (3,113)
    Proceeds from maturities of securities held to maturity                    5,667          2,403
    Net change in loans                                                       (6,551)         6,104
    Purchases of premises and equipment                                         (352)        (3,462)
                                                                          ----------     ----------
         Net cash provided (used) by investing activities                     (5,416)           773
                                                                          ----------     ----------

Cash flows from financing activities:
    Net change in
         Noninterest-bearing, interest-bearing demand and savings deposits    (4,117)        (8,083)
         Certificates of deposit                                                 623          6,715
         Federal funds purchased and securities sold under
            repurchase agreements                                              3,832         (4,312)
         Other borrowings                                                      5,732            460
    Cash dividends                                                              (869)          (672)
    Net cash from (purchase) sale of treasury stock                               30            (13)
                                                                          ----------     ----------
         Net cash provided (used) by financing activities                      5,231         (5,905)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                           2,258         (2,480)

Cash and cash equivalents, beginning of period                                38,572         38,605
                                                                          ----------     ----------
Cash and cash equivalents, end of period                                      40,830         36,125
                                                                          ----------     ----------
                                                                          ----------     ----------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                          $   5,728      $   5,541
         Income Taxes                                                      $   1,128      $   1,177



                            FIRST DECATUR BANCSHARES, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE QUARTER ENDED JUNE 30, 1996


Note 1:  Basis of Presentation

         The interim financial statements have been prepared by First Decatur Bancshares, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's registration statement filed on Form S-4 dated February 6, 1996, the Form 10-K for 1995 filed on May 3, 1996, and Form 8-K for the acquisition of First Shelby Financial Group, Inc. filed on April 1, 1996.

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

                            FIRST DECATUR BANCSHARES, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE QUARTER ENDED JUNE 30, 1996


Note 2:  Second Quarter Acquisition

         On April 1, 1996, the Company completed the acquisition of First Shelby Financial Group, Inc. ("First Shelby"), a bank holding company located in Shelbyville, Illinois, and its subsidiary bank, First Trust Bank of Shelbyville. The Company issued 695,853 shares of its common stock in exchange for all of the issued and outstanding shares of First Shelby.
    Cash of $124,200 was paid to one First Shelby dissenting shareholder for 5,481 shares. No other cash, except for fractional shares, was paid in the transaction.

         This transaction has been accounted for as a pooling of interest and accordingly, financial information preceding the date of acquisition has been restated to include the financial position and results of operations of First Shelby Financial Group, Inc. and its subsidiary First Trust Bank of Shelbyville.

         The financial condition and results of operations previously reported separately by the Company and First Shelby and the combined amounts presented in the accompanying financial statements are summarized below. All significant intercompany amounts and transactions have been eliminated in consolidation.



                                                               (amounts in thousands)

Selected balance sheet items              First Decatur        First Shelby
                                         Bancshares, Inc.        Financial
December 31, 1995                     As originally reported     Group, Inc.    Restated
                                      ----------------------------------------------------
Cash and Cash Equivalents                    $  35,371            $  3,201      $  38,572
Investment Securities                        $  89,310            $ 48,453      $ 137,763
Net Loans                                    $ 172,610            $ 13,165      $ 185,775
Other Assets                                 $  18,778            $  2,061      $  20,839
                                             ---------            --------      ---------

Total Assets                                 $ 316,069            $ 66,880      $ 382,949
                                             ---------            --------      ---------

Total Deposits                               $ 268,163            $ 54,546      $ 322,709
Other Liabilities                            $  13,012            $  1,348      $  14,360
Stockholders' Equity                         $  34,894            $ 10,986      $  45,880
                                             ---------           ---------      ---------

Total Liabilities & Equity                   $ 316,069            $ 66,880      $ 382,949
                                             ---------            --------      ---------


                            FIRST DECATUR BANCSHARES, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE QUARTER ENDED JUNE 30, 1996



    Selected statement of income items

                                             First Decatur           First Shelby
    Three months ended                      Bancshares, Inc.          Financial
      June 30, 1995                      As originally reported       Group, Inc.     Restated
                                         -----------------------------------------------------
    Interest Income                                  $5,029              $1,057         $6,086
    Interest Expense                                ($2,309)            ($  517)       ($2,826)
    Provision for Loan Losses                       ($   50)            ($    0)       ($   50)
    Other Income                                     $3,098              $   97         $3,195
                                                     ------              ------         ------

    Total Income                                     $5,768              $  637         $6,405

    Other Expenses                                   $4,527              $  398         $4,925
    Income Tax Expense                               $  435              $   42         $  477
                                                     ------              ------         ------
    Net Income                                       $  806              $  197         $1,003
                                                     ------              ------         ------

    Earnings per share                               $ 0.36                             $ 0.34
                                                     ------                             ------
    Weighted Average Shares
    outstanding                                       2,209                              2,910
                                                     ------                             ------


                                              First Decatur           First Shelby
    Six months ended                        Bancshares, Inc.          Financial
       June 30, 1995                     As originally reported       Group, Inc.     Restated
                                         -----------------------------------------------------

    Interest Income                                 $ 9,956             $ 2,096        $12,052
    Interest Expense                               ($ 4,445)           ($ 1,013)      ($ 5,458)
    Provision for Loan Losses                      ($   125)           ($     0)      ($   125)
    Other Income                                    $ 6,292             $   171        $ 6,463
                                                    -------             -------        -------
    Total Income                                    $11,678              $1,254        $12,932

    Other Expenses                                  $ 8,963             $   786        $ 9,749
    Income Tax Expense                              $   963             $    83        $ 1,046
                                                    -------             -------        -------

    Net Income                                      $ 1,752             $   385        $ 2,137
                                                    -------             -------        -------

    Earnings per share                              $  0.79                            $  0.73
                                                    -------                            -------
    Weighted Average Shares
    outstanding                                       2,207                              2,908
                                                    -------                            -------



                            FIRST DECATUR BANCSHARES, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE QUARTER ENDED JUNE 30, 1996


    Selected statement of income items

                                                    First Shelby
                                                     Financial
    Six months ended              First Decatur      Group, Inc.
       June 30, 1996              Bancshares, Inc.       (a)          Restated
                                   --------------------------------------------
    Interest Income                 $11,259          $ 1,078           $12,337
    Interest Expense               ($ 5,151)        ($   538)         ($ 5,689)
    Provision for Loan Losses      ($   150)        ($     2)         ($   152)
    Other Income                    $ 5,114          $    72           $ 5,186
                                    -------          -------           -------
    Total Income                    $11,072          $   610           $11,682

    Other Expenses                  $ 8,169          $   372           $ 8,541
    Income Tax Expense              $   934          $    54           $   988
                                    -------          -------           -------
    Net Income                      $ 1,969          $   184           $ 2,153
                                    -------          -------           -------
    Earnings per share                                                 $  0.74
                                                                       -------
    Weighted Average Shares
    outstanding                                                          2,902
                                                                       -------

     (a) Balances reflect only the results of operations from January 1, 1996 up to the effective merger date of April 1, 1996. Results of operations from the period April 1, 1996 through June 30, 1995 are included in the First Decatur Bancshares, Inc. balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

     OVERVIEW

         The Company is a holding company whose principal activity is the ownership and management of its subsidiaries, The First National Bank of Decatur ("Decatur Bank"), FirsTech, Inc. ("FirsTech"), and First Shelby Financial Group, Inc. ("First Shelby"). Decatur Bank operates under a national charter and provides full banking services, including trust services. As a national bank, Decatur Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC"). Decatur Bank generates commercial, mortgage and consumer loans and receives deposits from customers located throughout Decatur Bank's principal lending area, which is Central Illinois. FirsTech is a remittance processing company that provides various remittance processing services for several large utility companies. First Shelby is a holding company whose principal activity is the ownership and management of its subsidiary, The First Trust Bank of Shelbyville ("Shelby Bank").
     Shelby Bank operates under a state charter and provides full banking services, including trust services. As a state bank, Shelby Bank is subject to regulation by the FDIC and the Illinois Office of Banks and Real Estate.

     RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30, 1995 AND SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

         OTHER INCOME. Other income decreased from $3,195 for the three months ended June 30, 1995, to $2,431 for the three months ended June 30, 1996. This represents a decrease of $764 (24%). Other income decreased from $6,463 for the six months ended June 30, 1995, to $5,186 for the six months ended June 30, 1996. This represents a decrease of $1,277 (20%). This decrease is attributed to the decrease in remittance processing income generated by FirsTech as the result of the loss of a major contract during the period. In September 1995, the Company received notification from one major customer of their intention not to renew a service contract that expired January 1, 1996. Management is continuing to attract new business from several other prospective customers.

         OTHER EXPENSES. Other expenses decreased from $4,925 for the three months ended June 30, 1995, to $4,220 for the three months ended June 30, 1996. This represents a $705 (14%) decrease. Other expenses decreased from $9,749 for the six months ended June 30, 1995, to $8,541 for the six months ended June 30, 1996. The decrease was attributed to decreases in salaries and employee benefits and other operating expenses. Salaries and employee benefits were $565 (22%) lower for the three month period ended June 30, 1996, and $790 (15%) lower for the six month period ended June 30, 1996, mainly due to the reduction of staff at FirsTech as a result of the loss of a major contract effective January 1, 1996.

     Other operating expenses were $116 (7%) lower for the three month period ended June 30, 1996, and $449 (14%) for the six month period ended June 30, 1996. The change in other operating expenses is mainly due to a reduction in FDIC insurance expense ($345) as a result of the FDIC insurance fund being fully funded during 1995; a net reduction in data processing expenses ($190) as a result of Decatur Bank and FirsTech purchasing a new in-house computer system and imaging equipment during 1995; a reduction in postage expense ($86) as a result of the loss of a major contract by FirsTech and increased efficiencies; and a reduction in correspondent bank service charges ($92) as a result of decreased FirsTech processing. The Company also had an increase in professional fees ($243) primarily for the acquisition of First Shelby that were expensed on April 1, 1996, upon the consummation of the acquisition.

     FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

         The Company's assets increased $5,392 or 1.4% from December 31, 1995 to June 30, 1996. This increase was primarily due to increases in cash and due from banks, Federal funds sold, and net loans offset by a decrease in securities held-to-maturity.

         CASH AND DUE FROM BANKS. Cash and due from banks decreased $6,387 from December 31, 1995 to June 30, 1996. See the consolidated statement of cash flow for the six months ended June 30, 1996, in the interim financial statements for the details representing this decrease in cash and due from banks.

         FEDERAL FUNDS SOLD. The increase in Federal funds sold of $8,645 from December 31, 1995 to June 30, 1996 was attributed to short-term cash fluctuations. The Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

         SECURITIES HELD-TO-MATURITY. The decrease in securities held-to-maturity of $3,830 from December 31, 1995 to June 30, 1996 was attributed to maturities of $5,667 with purchases of $1,872.

         LOANS, NET. The increase in loans of $6,551 from December 31, 1995 to June 30, 1996 was attributed to increases in Commercial loans ($3,523), Installment loans ($1,085), and Mortgage loans ($1,848).

         DEPOSITS. Total deposits decreased $3,494 from December 31, 1995 to June 30, 1996. This decrease is attributed to large Certificates of Deposit for a local school district not renewed and loss of a major contract by FirsTech for the three month period ended March 31, 1996, offset by an increase in demand deposit and Certificate of Deposit accounts for the three month period ended June 30, 1996.

         FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS. The increase in Federal funds purchased and securities sold under repurchase agreements of $3,832 from December 31, 1995 to June 30, 1996, is attributed to an increase of $4,097 in repurchase agreements with a large utility company.

         OTHER BORROWINGS. Other borrowings increased $5,732 from December 31, 1995 to June 30, 1996. This increase is attributed to the Bank reaching their ceiling for Treasury, Tax & Loans and not receiving a call from the Federal Reserve Bank to pay the funds and a $3,500 short term borrowing from the Federal Home Loan Bank.

         OTHER LIABILITIES. The decrease in Other Liabilities of $1,342 from December 31, 1995 to June 30, 1996, is attributed to a decrease in accrued income taxes and accrued interest.


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

               Not Applicable

     ITEM 5.   OTHER INFORMATION

               Not Applicable

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit
               Number         Description of Exhibit
               ------         ----------------------

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

FIRST DECATUR BANCSHARES, INC.


August 12, 1996               By:  /s/ John L. Luttrell
                                   -------------------------------------
                                   John L. Luttrell
                                   President and Chief Executive Officer



August 12, 1996               By:  /s/ Matthew C. Graves
                                   -------------------------------------
                                   Matthew C. Graves
                                   Vice President and Principal Financial
                                   Officer