Form 10-Q
period 1996-09-30
FIRST DECATUR BANCSHARES INC
filed 1996-11-13
CIK 319033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  Form 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                     OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to ______

                      Commission file number [________]


                     FIRST DECATUR BANCSHARES, INC.
------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


        DELAWARE                       33-80333                37-1085161
------------------------------  ----------------------  -----------------------
(State or other jurisdiction       (Commission File         (I.R.S. Employer
    of incorporation)                   Number)            Identification No.)



        130 NORTH WATER STREET, DECATUR, IL                      62523
------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code       217-424-1111
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         Yes__X__    No_____


2,902,542 shares of the Registrant's common stock, par value $.01 per share, were outstanding at September 30, 1996.

                        FIRST DECATUR BANCSHARES, INC.

             FORM 10-Q FOR NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .  1

  Item 1.    Condensed Consolidated Financial Statements . . . . . . . . .  1
  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . .  8

PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  9
  Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . .  9
  Item 3.    Defaults upon Senior Securities . . . . . . . . . . . . . . . 10
  Item 4.    Submission of  Matters to a Vote of Security Holders  . . . . 10
  Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . 10
  Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST DECATUR BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                    September 30,   December 31,
                                                        1996            1995
                                                    -------------   ------------
                                                     (Unaudited)
Assets
     Cash and due from banks                          $  28,795      $  37,537
     Federal funds sold                                  12,620          1,035
                                                      ---------      ---------
          Cash and cash equivalents                      41,415         38,572

     Securities available for sale                       90,240         91,184
     Securities held to maturity                         39,303         46,579
     Loans, net                                         199,688        185,775
     Premises and equipment                              10,330         12,572
     Goodwill, net                                          263            283
     Other assets                                         8,385          7,984
                                                      ---------      ---------
               Total assets                           $ 389,624      $ 382,949
                                                      ---------      ---------
                                                      ---------      ---------
Liabilities
     Deposits
        Noninterest bearing                           $  46,834      $  54,071
        Interest bearing                                267,682        268,638
                                                      ---------      ---------
          Total Deposits                                314,516        322,709
     Federal funds purchases and securities sold under
        repurchase agreements                            18,169          8,982
     Other borrowings                                     5,677            825
     Other liabilities                                    3,820          4,553
                                                      ---------      ---------
               Total liabilities                        342,182        337,069

Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000
        shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000
        shares; Issued 2,909,398 shares of which 6,856
        shares and 8,820 shares were held as treasury
        stock                                                29             29
     Surplus                                              7,545          7,545
     Paid-in-capital - phantom stock                        134             91
     Retained earnings                                   40,166         37,974
     Net unrealized gain (loss) on securities available
        for sale                                           (288)           415
                                                      ---------      ---------
                                                         47,586         46,054
     Treasury stock, at cost                               (144)          (174)
                                                      ---------      ---------
               Total stockholders' equity                47,442         45,880
                                                      ---------      ---------
                    Total liabilities and
                       stockholders' equity           $ 389,624      $ 382,949
                                                      ---------      ---------
                                                      ---------      ---------

                      FIRST DECATUR BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           Three Months Ended  Nine Months Ended
                                                                  September 30  September 30  September 30  September 30
                                                                      1996         1995          1996            1995
                                                                   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                                  ------------------------------------------------------
Interest Income
     Interest on loans                                              $  4,207      $  3,998      $  12,246     $  11,789
     Interest on investments                                           2,027         1,933          6,124         5,812
     Interest on funds sold                                              126           135            267           433
     Other interest income                                                25            26             86           110
                                                                  ------------------------------------------------------
          Total interest income                                        6,385         6,092         18,723        18,144
                                                                  ------------------------------------------------------
Interest Expense
     Interest on deposits                                              2,836         2,811          8,317         8,125
     Interest on borrowings                                              103            86            312           230
                                                                  ------------------------------------------------------
          Total interest expense                                       2,939         2,897          8,629         8,355
                                                                  ------------------------------------------------------
Net Interest Income                                                    3,446         3,195         10,094         9,789
     Provision for loan losses                                            77            75            229           200
                                                                  ------------------------------------------------------
Net Interest Income After Provision for
   Loan Losses                                                         3,369         3,120          9,865         9,589
                                                                  ------------------------------------------------------
Other Income
     Trust fees                                                          367           353          1,082         1,055
     Loan fee income                                                     157           125            459           432
     Remittance processing fees                                        1,355         2,159          4,605         6,832
     Service charges on deposit accounts                                 287           293            833           755
     Security transactions, net                                           18             1              6             0
     Other                                                               209           227            594           548
                                                                  ------------------------------------------------------
          Total other income                                           2,393         3,158          7,579         9,622
                                                                  ------------------------------------------------------
Other Expenses
     Salaries and employee benefits                                    1,987         2,573          6,320         7,696
     Net occupancy and equipment expenses                                832           756          2,208         2,103
     Other operating expenses                                          1,222         1,377          4,054         4,657
                                                                  ------------------------------------------------------
          Total other expenses                                         4,041         4,706         12,582        14,456
                                                                  ------------------------------------------------------
Income Before Income Tax                                               1,721         1,572          4,862         4,755
     Income tax expense                                                  611           492          1,599         1,538
                                                                  ------------------------------------------------------
          Net Income                                                   1,110         1,080          3,263         3,217
                                                                  ------------------------------------------------------
                                                                  ------------------------------------------------------
Net Income Per Share                                                 $  0.38       $  0.37        $  1.12       $  1.11
Dividends Per Share                                                     0.11          0.11           0.33          0.31
Weighted Average Shares Outstanding                                2,902,542     2,906,098      2,902,098     2,907,261

                       FIRST DECATUR BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                              Nine Months Ended
                                                                         September 30,  September 30,
                                                                             1996           1995
                                                                          (Unaudited)    (Unaudited)
                                                                         ----------------------------
Cash flows from operating activities:
     Net cash provided by operating activities                              $  4,283     $  5,200

Cash flows from investing activities:
     Purchases of securities available for sale                              (12,535)     (24,938)
     Proceeds from maturities of securities available for sale                 8,166       15,250
     Proceeds from sales of securities available for sale                      3,991       11,180
     Purchases of securities held to maturity                                 (1,996)      (3,982)
     Proceeds from maturities of securities held to maturity                   9,018        4,177
     Net change in loans                                                     (13,913)       5,117
     Disposals of premises and equipment                                       1,514            0
     Purchases of premises and equipment                                        (601)      (4,321)
                                                                         ----------------------------
          Net cash provided (used) by investing activities                    (6,356)       2,483
                                                                         ----------------------------
Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits  (14,403)     (19,357)
          Certificates of deposit                                              6,209       20,330
          Federal funds purchased and securities sold under repurchase
               agreements                                                      9,187        4,282
          Other borrowings                                                     4,852         (185)
     Cash dividends                                                             (959)        (915)
     Net cash from (purchase) sale of treasury stock                              30          (13)
                                                                         ----------------------------
          Net cash provided by financing activities                            4,916        4,142
                                                                         ----------------------------

Net increase in cash and cash equivalents                                   $  2,843    $  11,825
Cash and cash equivalents, beginning of period                                38,572       38,605
                                                                         ----------------------------
Cash and cash equivalents, end of period                                    $ 41,415    $  50,430
                                                                         ----------------------------
                                                                         ----------------------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                          $  8,784    $   8,391
          Income taxes                                                      $  1,828    $   1,550

                         FIRST DECATUR BANCSHARES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                    FIRST DECATUR BANCSHARES, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   (amounts in thousands)

  Selected balance sheet items               First Decatur       First Shelby
                                           Bancshares, Inc.      Financial
  December 31, 1995                    As originally reported    Group, Inc.   Restated
                                       ------------------------------------------------
  Cash and Cash Equivalents                    $ 35,371             $ 3,201    $ 38,572
  Investment Securities                        $ 89,310             $48,453    $137,763
  Net Loans                                    $172,610             $13,165    $185,775
  Other Assets                                 $ 18,778             $ 2,061    $ 20,839
                                               --------             -------    --------
  Total Assets                                 $316,069             $66,880    $382,949
                                               --------             -------    --------
  Total Deposits                               $268,163             $54,546    $322,709
  Other Liabilities                            $ 13,012             $ 1,348    $ 14,360
  Stockholders' Equity                         $ 34,894             $10,986    $ 45,880
                                               --------             -------    --------
  Total Liabilities & Equity                   $316,069             $66,880    $382,949
                                               --------             -------    --------

  Selected statement of income items

                                         First Decatur           First Shelby
   Three months ended                    Bancshares, Inc.         Financial
   September 30, 1995                   As originally reported   Group, Inc.    Restated
                                        ------------------------------------------------
  Interest Income                         $5,000                    $1,092       $6,092
  Interest Expense                       ($2,359)                  ($  538)     ($2,897)
  Provision for Loan Losses              ($   75)                  ($    0)     ($   75)
  Other Income                            $3,078                    $   80       $3,158
                                         -------                   -------      -------
  Total Income                            $5,644                    $  634       $6,278

  Other Expenses                          $4,367                    $  339       $4,706
  Income Tax Expense                      $  425                    $   67       $  492
                                         -------                   -------      -------
  Net Income                              $  852                    $  228       $1,080
                                         -------                   -------      -------
  Earnings per share                      $ 0.38                                 $ 0.37
                                         -------                                -------
  Weighted Average Shares
          outstanding                      2,205                                  2,906
                                         -------                                -------

                       FIRST DECATUR BANCSHARES, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  Selected statement of income items

                                     First Decatur           First Shelby
  Nine months ended                  Bancshares, Inc.         Financial
  September 30, 1995                As originally reported    Group, Inc.   Restated
                                    ------------------------------------------------
  Interest Income                     $14,956                   $3,188      $18,144
  Interest Expense                   ($ 6,804)                 ($1,551)    ($ 8,355)
  Provision for Loan Losses          ($   200)                 ($    0)    ($   200)
  Other Income                        $ 9,370                   $  252      $ 9,622
                                     --------                  -------     --------
  Total Income                        $17,322                   $1,889      $19,211

  Other Expenses                      $13,331                   $1,125      $14,456
  Income Tax Expense                  $ 1,387                   $  151      $ 1,538
                                     --------                  -------     --------
  Net Income                          $ 2,604                   $  613      $ 3,217
                                     --------                  -------     --------
  Earnings per share                  $  1.18                               $  1.11
                                     --------                              --------
  Weighted Average Shares
          outstanding                   2,206                                 2,907
                                     --------                              --------

  Selected statement of income items

                                                   First Shelby
                                                    Financial
  Nine months ended              First Decatur     Group, Inc.
  September 30, 1996             Bancshares, Inc.       (a)       Restated
                                 -----------------------------------------
  Interest Income                    $17,645          $1,078       $18,723
  Interest Expense                  ($ 8,091)        ($  538)     ($ 8,629)
  Provision for Loan Losses         ($   227)        ($    2)     ($   229)
  Other Income                       $ 7,507          $   72       $ 7,579
                                    --------         -------      --------
  Total Income                       $16,834          $  610       $17,444

  Other Expenses                     $12,210          $  372       $12,582
  Income Tax Expense                 $ 1,545          $   54       $ 1,599
                                    --------         -------      --------
  Net Income                         $ 3,079          $  184       $ 3,263
                                    --------         -------      --------
  Earnings per share                                               $  1.12
                                                                  --------
  Weighted Average Shares
          outstanding                                                2,902
                                                                  --------

                       FIRST DECATUR BANCSHARES, INC.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(a) Balances reflect only the results of operations from January 1, 1996 up to the effective merger date of April 1, 1996. Results of operations from the period April 1, 1996 through September 30, 1996 are included in the First Decatur Bancshares, Inc. balances.

Note 3:  Common Shares

  During the third quarter, the Company's Board of Directors approved a stock repurchase program which authorizes the repurchase of common shares to be used for the issuance of shares under the Company's employee stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. At September 30, 1996, no shares had been repurchased.

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

  RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

  OTHER INCOME. Other income decreased from $3,158 for the three months ended September 30, 1995, to $2,393 for the three months ended September 30, 1996. This represents a decrease of $765 (24%). Other income decreased from $9,622 for the nine months ended September 30, 1995, to $7,579 for the nine months ended September 30, 1996. This represents a decrease of $2,043 (21%). This decrease is attributed to a reduction in remittance processing income generated by FirsTech as the result of the loss of a major contract during the period. In September 1995, the Company received notification from one major customer of their intention not to renew a service contract that expired January 1, 1996. Management is continuing to attract new business from several other prospective customers.

  OTHER EXPENSES. Other expenses decreased from $4,706 for the three months ended September 30, 1995, to $4,041 for the three months ended September 30, 1996. This represents a $665 (14%) decrease. Other expenses decreased from $14,456 for the nine months ended September 30, 1995, to $12,582 for the nine months ended September 30, 1996. The decrease was attributed to decreases in salaries and employee benefits and other operating expenses. Salaries and employee benefits were $586 (23%) lower for the three month period ended September 30, 1996, and $1,376 (18%) lower for the nine month period ended September 30, 1996, mainly due to the reduction of staff at FirsTech as a result of the loss of a major contract effective January 1, 1996.

Other operating expenses were $155 (11%) lower for the three month period ended September 30, 1996, and $603 (13%) for the nine month period ended September 30, 1996. The change in other operating expenses is mainly due to a reduction in FDIC insurance expense ($452) as a result of the FDIC insurance fund being fully funded during 1995; a net reduction in data processing expenses ($158) and stationary/supplies ($52) as a result of Decatur Bank and FirsTech purchasing a new in-house computer system and imaging equipment during 1995; a reduction in postage expense ($89) as a result of the loss of a major contract by FirsTech and increased efficiencies; and a reduction in correspondent bank service charges ($195) as a result of decreased FirsTech processing. The Company also had an increase in professional fees ($337) primarily for the acquisition of First Shelby that were expensed on April 1, 1996, upon the consummation of the acquisition.

  FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

  The Company's assets increased $6,675 or 1.7% from December 31, 1995 to September 30, 1996. This increase was primarily due to increases in Federal funds sold and net loans offset by a decrease in cash and due from banks, securities held-to-maturity, and premises and equipment.

  CASH AND DUE FROM BANKS. Cash and due from banks decreased $8,742 from December 31, 1995 to September 30, 1996. See the consolidated statement of cash flow for the nine months ended September 30, 1996, in the interim financial statements for the details representing this decrease in cash and due from banks.

  FEDERAL FUNDS SOLD. The increase in Federal funds sold of $11,585 from December 31, 1995 to September 30, 1996 was attributed to short-term cash fluctuations. The Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

  SECURITIES HELD-TO-MATURITY. The decrease in securities held-to-maturity of $7,276 from December 31, 1995 to September 30, 1996 was attributed to maturities of $9,018 offset by purchases of $1,996.

  LOANS, NET. The increase in loans of $13,913 from December 31, 1995 to September 30, 1996 was attributed to increases in Commercial loans ($6,910), Installment loans ($3,091), and Mortgage loans ($3,956).

  PREMISES AND EQUIPMENT. The decrease in premises and equipment of $2,242 from December 31, 1995 to September 30, 1996 was mainly attributed to the $1,514 disposal of assets by FirsTech during the third quarter of 1996.

  DEPOSITS. Total deposits decreased $8,193 from December 31, 1995 to September 30, 1996. This decrease is attributed to large Certificates of Deposit for a local school district not renewed and loss of a major contract by FirsTech.

  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS. The increase in Federal funds purchased and securities sold under repurchase agreements of $9,187 from December 31, 1995 to September 30, 1996, is attributed to an increase of $8,872 in repurchase agreements with a large utility company.

  OTHER BORROWINGS. Other borrowings increased $4,852 from December 31, 1995 to September 30, 1996. This increase is attributed to the Bank reaching their ceiling for Treasury, Tax & Loans and not receiving a call from the Federal Reserve Bank to pay the funds and a $2,500 short term borrowing from the Federal Home Loan Bank.

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

      Not Applicable

  ITEM 5.  OTHER INFORMATION

      Not Applicable

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

      Exhibit
      Number    Description of Exhibit
      -------   ----------------------
          11    Computation of Per Share Income - Refer to the
                Consolidated Statements of Income in the interim financial statements

          27    Financial Data Schedule

    (b)  Reports on Form 8-K

      Not applicable

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DECATUR BANCSHARES, INC.


November 13, 1996      By: /s/ John L. Luttrell
                           ---------------------------------------------------
                                John L. Luttrell
                                President and Chief Executive Officer


November 13, 1996      By: /s/ Matthew C. Graves
                           ---------------------------------------------------
                                Matthew C. Graves
                                Vice President and Principal Financial Officer