Form 10-K405
period 1996-12-31
FIRST DECATUR BANCSHARES INC
filed 1997-03-31
CIK 319033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1996

                        Commission file number: 33-80333

                         First Decatur Bancshares, Inc.
            (Exact name of Registrant as specified in its charter)

            Delaware                                          37-1085161
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

130 North Water Street, Decatur, Illinois                       62523
(Address of Principal Executive Offices)                      (Zip Code)

     Registrant's telephone number, including area code: (217) 424-1111

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1997 was $54,864,621. For purposes of this determination, directors and executive officers of the Registrant, along with the Registrant's Employee Stock Ownership Plan (approximately 19% of outstanding common shares) have been presumed to be affiliates. The market for Common Stock of the Registrant is very limited; market value is based upon $21.00 per share, the most recent sale price known to management.

2,885,566 shares of the Registrant's common stock, par value $.01 per share, were outstanding at February 28, 1997.

                                TABLE OF CONTENTS

PART I
                                                                      Page No.
                                                                      --------
   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . .      5

            Information Regarding Bancshares . . . . . . . . . . . .      5
               Description of Business . . . . . . . . . . . . . . .      5
               Acquisitions and Mergers. . . . . . . . . . . . . . .      5
               Local Market and Economy. . . . . . . . . . . . . . .      6
               Banking Subsidiaries. . . . . . . . . . . . . . . . .      6
               Lending Activities. . . . . . . . . . . . . . . . . .      6
               Deposits and Financial Service. . . . . . . . . . . .      7
               Competition . . . . . . . . . . . . . . . . . . . . .      8
               Fiscal and Monetary Policies. . . . . . . . . . . . .      8
               Employees . . . . . . . . . . . . . . . . . . . . . .      8

            Information Regarding FirsTech. . . . . . . . . . . . . .     9
               Description of Business . . . . . . . . . . . . . . .      9
               Competition . . . . . . . . . . . . . . . . . . . . .      9

            Supervision and Regulation . . . . . . . . . . . . . . . .    9
               General . . . . . . . . . . . . . . . . . . . . . . .      9
               Community Reinvestment Act. . . . . . . . . . . . . .     10
               Deposit Insurance . . . . . . . . . . . . . . . . . .     11
               Capital Adequacy. . . . . . . . . . . . . . . . . . .     11
               Dividends . . . . . . . . . . . . . . . . . . . . . .     11
               Acquisition and Expansion . . . . . . . . . . . . . .     12

   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . .     13

   Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .     13

   Item 4.  Submission of Matters to a Vote of Security Holders. . .     13

PART II

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . .     14

   Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . .     15

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .     16

               Results of Operations . . . . . . . . . . . . . . . .     16
                    Net Interest Income. . . . . . . . . . . . . . .     16
                    Provision for Loan Losses. . . . . . . . . . . .     19
                    Other Income . . . . . . . . . . . . . . . . . .     19
                    Other Expense. . . . . . . . . . . . . . . . . .     20
                    Income Taxes . . . . . . . . . . . . . . . . . .     22

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
               Financial Condition . . . . . . . . . . . . . . . . .     22
                    Cash and Cash Equivalents. . . . . . . . . . . .     22
                    Securities . . . . . . . . . . . . . . . . . . .     22
                    Loans. . . . . . . . . . . . . . . . . . . . . .     25
                    Nonperforming Assets . . . . . . . . . . . . . .     26
                    Allowance for Loan Losses and Impaired Loans . .     28
                    Premises and Equipment . . . . . . . . . . . . .     30
                    Other Assets . . . . . . . . . . . . . . . . . .     30
                    Deposits . . . . . . . . . . . . . . . . . . . .     30
                    Short-Term Borrowings. . . . . . . . . . . . . .     31
                    Other Liabilities. . . . . . . . . . . . . . . .     31
                    Capital. . . . . . . . . . . . . . . . . . . . .     31
                    Inflation and Changing Prices. . . . . . . . . .     32
                    Liquidity. . . . . . . . . . . . . . . . . . . .     32
                    Interest Rate Risk . . . . . . . . . . . . . . .     32
                    Capital Resources. . . . . . . . . . . . . . . .     33
                    New Accounting Pronouncements. . . . . . . . . .     33

   Item 8.  Financial Statements . . . . . . . . . . . . . . . . . .     36

               Independent Auditor's Report. . . . . . . . . . . . .     36
               Consolidated Balance Sheet. . . . . . . . . . . . . .     37
               Consolidated Statement of Income. . . . . . . . . . .     38
               Consolidated Statement of Changes in Stockholders'
                  Equity . . . . . . . . . . . . . . . . . . . . . .     39
               Consolidated Statement of Cash Flows. . . . . . . . .     40
               Notes to Consolidated Financial Statements. . . . . .     41

   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . .     59

PART III

   Item 10. Directors and Executive Officers of the Registrant . . .     59

   Item 11. Executive Compensation . . . . . . . . . . . . . . . . .     60

               Annual Compensation . . . . . . . . . . . . . . . . .     60
               Retirement Income Plan. . . . . . . . . . . . . . . .     62
               Director Compensation . . . . . . . . . . . . . . . .     62
               Employment Contracts. . . . . . . . . . . . . . . . .     63

   Item 12. Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . .     64

   Item 13. Certain Relationships and Related Transactions . . . . .     66

                                TABLE OF CONTENTS

PART IV
                                                                      Page No.
                                                                      --------
   Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . .     67

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .     68
     Supplemental Information  . . . . . . . . . . . . . . . . . . .     68
     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .     69

          Exhibit 21.1   Registrant's Subsidiaries . . . . . . . . .     70

PART I

ITEM 1.  BUSINESS

INFORMATION REGARDING BANCSHARES

DESCRIPTION OF BUSINESS

     First Decatur Bancshares, Inc. ("Bancshares") , a Delaware corporation, was organized on February 28, 1980 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bancshares owns all of the outstanding capital stock of the First National Bank of Decatur ("Decatur Bank"), FirsTech, Inc. ("FirsTech") and First Shelby Financial Group, Inc. ("First Shelby"). First Shelby owns all of the capital stock of the First Trust Bank of Shelbyville ("Shelby Bank"). The Decatur Bank, FirsTech, First Shelby and the Shelby Bank are referred to as the "Subsidiaries."

     The principal activity of Bancshares is the ownership and management of the Subsidiaries. The Board of Directors of Bancshares establishes corporate policy, strategy and goals for Decatur Bank , Shelby Bank and FirsTech.

     Substantially all of the income of Bancshares is derived from dividends received from its subsidiaries. The amount of dividends payable by the Decatur Bank and Shelby Bank are subject to certain regulatory restrictions. See "Supervision and Regulation."

     At December 31, 1996, Bancshares had consolidated total assets of approximately $394.1 million and stockholders' equity of $48.5 million. Bancshares had consolidated total revenue of $35.2 million and net income of $4.5 million for the year ended December 31, 1996. Refer to Note 17 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for financial information relating to Bancshare's industry segments.

ACQUISITIONS AND MERGERS

     On April 1, 1996, Bancshares completed the acquisition of First Shelby and its subsidiary bank, Shelby Bank. As a result of the transaction, First Shelby became a wholly owned subsidiary of Bancshares, and each share of First Shelby Common Stock outstanding immediately prior to the merger was converted into 45.68 shares of Bancshares Common Stock. Bancshares issued 695,852 shares of its common stock in exchange for all of the issued and outstanding shares of First Shelby. Cash of approximately $125,000 was paid to one First Shelby dissenting shareholder for 5,481 shares. No other cash, except for fractional shares, was paid in the transaction.

     The pooling-of-interest method of accounting for business combinations was used to account for this transaction. Accordingly, the results of operations and financial position of Bancshares and First Shelby have been combined as if the combination had been in effect for all periods presented.

LOCAL MARKET AND ECONOMY

     Decatur is the largest city in Macon County, Illinois and is a major manufacturing center in Central Illinois. Jobs in the manufacturing sector are divided among 10 major employers: Caterpillar, Archer Daniels Midland, Co., A. E. Staley Mfg. Co., Bridgestone/Firestone, Wagner Castings Co.,

Mueller Co., Zexel Illinois, Inc., PPG Industries Inc., Taylor Pharmacal Co., and A. W. Cash Valve. The largest employers of non-manufacturing sector jobs are the Decatur School District, two local hospitals, and Illinois Power Company.

     Because a substantial number of employees work for companies that are under union labor contracts, labor discord and unrest have an impact on the local economy along with swings in the national economy which effect levels of employment. During the last three years, the three largest employers, Caterpillar, A. E. Staley Mfg. Co. and Bridgestone/Firestone have been in prolonged strikes. All three of these labor disputes are currently settled and the workers are in the process of going back to work or are taking early retirement if eligible. This labor unrest has not been as disruptive to the local economy as one might expect because most strikers continued to receive union strike benefits. In addition, many of the replacement and temporary workers were drawn from the local employment pool which maintained or increased the number of dollars flowing through the local economy.

     With Caterpillar employment levels somewhat dependent on international sales and Bridgestone/Firestone and Wagner Castings Co. employment levels dependent on the production and sales to the U.S. automobile market, Bancshares' management carefully monitors what is happening in those particular industries. The agri-businesses of Archer Daniels Midland Co. and
A. E. Staley Mfg. Co. are not effected by adverse conditions in any one segment of the economy to the extent that the other manufacturing industries are affected.

BANKING SUBSIDIARIES

     The Decatur Bank is a national banking association located in Decatur, Illinois. It is operated as a community bank -- a locally-owned and operated financial institution that uses professional, highly motivated employees to provide individualized, quality services with personal, "hometown" attention. The Shelby Bank is an Illinois banking corporation located in Shelbyville, Illinois.

     The Decatur Bank and the Shelby Bank offer a full range of financial services to commercial, industrial, and individual customers. These services include demand, savings and time deposit accounts and programs, including individual retirement accounts and interest and non-interest bearing checking accounts; commercial, consumer, agricultural and real estate lending, including installment loans and personal lines of credit; safe deposit and night depository services; farm management; and additional services tailored to the needs of individual customers. In addition, the Decatur Bank and the Shelby Bank offer an array of non-deposit investment products including mutual funds, annuities and discount brokerage. The Decatur Bank and the Shelby Bank also operate full service trust departments.

     Principal sources of income are interest and fees on loans and investments, trust fees and service fees. Its principal expenses are interest paid on deposits and general operating expenses.

LENDING ACTIVITIES

     The lending activities of Bancshares are separated into three lending areas: commercial/ agricultural, consumer and real estate. Loans are primarily originated by the lending officers at the Decatur Bank and the Shelby Bank. Loan applications that exceed the loan approval authority of the lending officers are sent to a Loan Committee. Each Bank has a Loan Committee. The Loan Committees review and approve loans up to the Bank's legal lending limit, monitor concentrations of credit, problem and past due loans and charge-offs of uncollectible loans, and formulate recommendations regarding loan policy modifications, loan classifications and loan charge-offs. In addition, Bancshares maintains a separate loan review department. The loan review department is responsible for monitoring loan activities and ensuring that loan policies and authorities are complied with by loan officers.

     Bancshares maintains conservative loan policies and underwriting practices in order to address and manage loan risks. These policies and practices include (i) granting loans on a sound and collectible basis, (ii) investing funds profitably for the benefit of the shareholders and the protection of the depositors, (iii) serving the legitimate needs of the community and the general market area while obtaining a balance between maximum yield and minimum risk, (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan, (v) administering loan policies through a directors loan committee, (vi) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category, (vii) ensuring that each loan is properly documented and, if appropriate, secured or guaranteed by government agencies, and that insurance coverage is adequate, especially with respect to certain agricultural loans because of the risks of poor weather, and (viii) developing and applying adequate collection procedures.

     Bancshares' commercial loans include secured and unsecured loans, including real estate loans, to individuals and companies for a myriad of business purposes and to governmental units within the market area of the Decatur Bank and the Shelby Bank. Bancshares does not have a concentration of commercial loans in any single industry or business. As of December 31, 1996, Bancshares had commercial loans of approximately $47.3 million (23.2% of the loan portfolio), which includes $7.8 million in agricultural credits, $11.7 million in construction loans and $2.0 million in loans to tax exempt entities.

     Bancshares' consumer loans include secured and unsecured loans for personal, family or household purposes, such as automobile installment loans and personal lines of credit. The consumer lending officers also handle some business loans for fleet vehicles and small equipment purchases as well as floor plan loans for both new and used automobile dealers. In addition, home equity loans and some home improvement loans are also granted. As of December 31, 1996, Bancshares had consumer installment loans of approximately $72.4 million, which represents approximately 35.5% of the loan portfolio.

     Bancshares' real estate lending activities consist of residential mortgage lending. In addition, the Decatur Bank offers 15 to 30 year mortgages which it sells in the secondary market to the Federal National Mortgage Association ("FNMA"). The Decatur Bank retains servicing rights on loans sold to FNMA. As of December 31, 1996, Bancshares had loans totaling approximately $84.2 million for residential real estate purposes, which represents 41.3% of the total loan portfolio. In addition, the Decatur Bank sold $10.4 million of residential mortgages in the secondary market during 1996. Mortgage loans serviced for FNMA totaled $64.9 million as of December 31, 1996.

DEPOSITS AND FINANCIAL SERVICE

     The principal deposit services offered by Bancshares are demand, savings and time deposit accounts and programs, which include interest and non-interest bearing demand deposits and individual retirement accounts. During 1996, total average deposits of Bancshares were approximately $313.1 million, consisting of average demand deposits of $111.9 million, average savings deposits of $46.1 million, and average time deposits of $155.1 million.

     To attract and retain stable depositors, Bancshares markets various programs such as Classic Ones and Senior Savers, which assist senior citizens in their banking needs, and FirstCheque, a "debit card" or "check card". In addition, Bancshares has offered discount brokerage services since 1985.

     Bancshares' trust departments are among the largest in the Central Illinois market with 880 trust accounts under management as of December 31, 1996. The trust department provides a full complement of asset management services for individuals and companies. The trust departments had assets under management of approximately $320.0 million at December 31, 1996.

     Bancshares also provides farm management, farm consultation, farm appraisal and farm real estate brokerage services through its farm management departments. At December 31, 1996, the farm management departments served 192 clients with 203 farms as well as managed or directed approximately 42,000 acres of farmland in Macon County, Illinois, Shelby County, Illinois and surrounding counties.

COMPETITION

     The activities in which Bancshares engages are highly competitive. Bancshares primarily serves a market area consisting of Macon County, Illinois, Shelby County, Illinois and surrounding communities. Within this market area, each activity engaged in by Bancshares involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. Bancshares estimates its share of the savings deposit base to be approximately 25% in Macon County and 24% in Shelby County and estimates its share of the loan market to be approximately 25% in Macon County and 11% in Shelby County. Bancshares encounters active competition to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, in providing discount brokerage, trust, investment, and farm management services and other aspects of banking.

FISCAL AND MONETARY POLICIES

     The commercial banking business is affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal Reserve Board. Changes in the discount rate on Federal Reserve member bank borrowings, availability of borrowings at the Federal Reserve "discount window", open market operations, the imposition of and changes in reserve requirements against member banks' deposits, the imposition of and changes in reserve requirements against certain borrowings by member banks and their affiliates, and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of fiscal and monetary policy available to the Federal Reserve Board. Fiscal and monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of Bancshares, the Decatur Bank and the Shelby Bank cannot be predicted.

EMPLOYEES

      As of December 31, 1996, Bancshares had a total of 273 employees, consisting of 226 full-time employees and 47 part-time employees. None of the employees are represented by any union or similar group.

INFORMATION REGARDING FIRSTECH

DESCRIPTION OF BUSINESS

     In 1988 Bancshares organized FirsTech, which is a remittance processing and collecting company. FirsTech provides, primarily to utility companies, the following services: remittance processing (which is also known as lock box processing), remittance collecting (which is also known as mechanized agent processing or MAPS), disaster recovery, and automated clearing house transactions. For the years ended December 31, 1996, 1995 and 1994, FirsTech accounted for $6,230,000 (17%), $9,661,000 (26%) and $8,617,000 (25%),
respectively, of the consolidated total revenues of Bancshares (prior to the elimination on a consolidated basis of inter-company transactions) and accounted for $774,000 (11%), $1,396,000 (22%) and $1,298,000 (20%),
respectively, of the consolidated income before income tax of Bancshares.

     FirsTech provides remittance processing services for three companies. These remittance processing services are provided at FirsTech's Decatur, Illinois and Hammond, Indiana processing centers. For 1996, remittance processing for these companies accounted for approximately 59% of the total revenue of FirsTech.

     FirsTech provides remittance collection services for thirteen companies. These services are provided at FirsTech's Decatur processing facility. In addition, many businesses, primarily banks and supermarkets, located throughout the states of Illinois, Indiana and Florida act as agents of FirsTech in collecting bills for the above-noted companies. In 1996, the remittance collection business for these companies accounted for approximately 34% of the total revenue of FirsTech.

     FirsTech's contracts to process payments for Ameritech, Inc. expired in 1996 and were not renewed. The loss of Ameritech, Inc. was the main contributor to the decrease in FirsTech's total revenue and net income. FirsTech provided both remittance processing and remittance collection services for Ameritech, Inc. For the years ended December 31, 1996, 1995 and 1994 these services represented approximately 26%, 61% and 58%, respectively, of FirsTech's total revenue and approximately 5%, 16% and 15%, respectively, of total consolidated revenue of Bancshares.

COMPETITION

     FirsTech competes in the remittance processing and collection business with companies that range from large national companies to small, local businesses. In addition, many companies do their own remittance processing rather than out-sourcing the work to an independent processor such as FirsTech. The principal methods of competition in the remittance processing industry are pricing of services, use of technology and quality of service.


SUPERVISION AND REGULATION

GENERAL

     Bank holding companies and banks are extensively regulated under federal and state laws and regulations. As a result, the business, financial condition and prospects of Bancshares and its subsidiaries can be affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies adopted by regulatory agencies with authority over Bancshares and its subsidiaries. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. The following information describes the material state and federal statutory and regulatory provisions affecting the businesses of Bancshares, First Shelby, Decatur Bank and Shelby Bank, and such discussion is qualified in its entirety by reference to such statutes and regulations. These laws and regulations are generally designed for the protection of bank depositors and not the shareholders of Bancshares.

     Bancshares and First Shelby are currently registered as "bank holding companies" with the Federal Reserve Board. As such, Bancshares and First Shelby currently are subject to supervision by the Federal Reserve Board under the BHCA. Bank holding companies are required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board examines Bancshares and First Shelby, and may examine their affiliated financial institutions.

     Shelby Bank is an Illinois state bank chartered under the Illinois Banking Act. Shelby Bank is subject to regulation, supervision and examination by the Office of Banks and Real Estate, State of Illinois, under the Illinois Banking Act and by the Federal Deposit Insurance Corporation ("FDIC") under the provisions of the Federal Deposit Insurance Act. The FDIC and the Office of Banks and Real Estate regularly examine such areas as reserves, loans, investments, management practices and other aspects of Shelby Bank's operations. In addition to these regular examinations, Shelby Bank must furnish to the FDIC and the Office of Banks and Real Estate quarterly reports containing a full and accurate statement of affairs. The deposits of Shelby Bank are insured by the Bank Insurance Fund (the "BIF") which is administered by the FDIC.

     Decatur Bank is a national bank chartered under the banking laws of the United States. Decatur Bank is a member bank of the Federal Reserve System and its deposits are insured by the BIF of the FDIC. Decatur Bank's operations are also subject to the regulations of the Office of the Comptroller of the Currency (the "OCC"), the Federal Reserve Board and the FDIC. The OCC is the primary supervisory authority regulating Decatur Bank. The OCC regularly examines such areas as reserves, loans, investments, management practices and other aspects of Decatur Bank's operations. In addition to these regular examinations, Decatur Bank must furnish to the OCC and FDIC quarterly reports containing a full and accurate statement of affairs.

COMMUNITY REINVESTMENT ACT

     In 1977 Congress enacted the Community Reinvestment Act (the "CRA") to encourage banks and thrifts to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound lending practices. On April 19, 1995, Federal banking agencies adopted a new rule amending the CRA. The new CRA rule will be phased in over a period of time and become fully effective July 1, 1997.
All institutions will be evaluated under new CRA performance tests which will include the following: (I) the lending test, which will evaluate an institution's record of helping to meet its assessment area's credit needs through its lending activities by evaluating home mortgage, small business and community development lending; (ii) an investment test, which will evaluate a financial institution's record of meeting assessment area credit needs through qualified investments within its assessment area; and (iii) a service test, by which the FDIC will analyze the availability and effectiveness of a financial institution's system for delivering retail banking services and the extent and innovativeness of its community development services.

     The FDIC will assign a rating of outstanding, satisfactory, needs to improve or substantial noncompliance, depending upon an institution's performance under each of the tests. Regulatory agencies will take into account a financial institution's rating when evaluating various types of applications, such as applications for branches, office relocations, mergers, consolidations, and purchase and assumption transactions, and may deny or condition approval of an application on the basis of an unsatisfactory CRA rating. In reviewing applications by bank holding companies, the Federal Reserve Board takes into account the record of compliance of a holding
company's subsidiary banking institutions with the CRA.   The Decatur Bank
and the Shelby Bank were assigned composite ratings of "outstanding" and "satisfactory," respectively, in their most recent CRA examinations.

DEPOSIT INSURANCE

     Deposits of the Decatur Bank and the Shelby Bank are insured by the FDIC under the BIF. The FDIC also maintains the Savings Association Insurance Fund (the "SAIF), which primarily insures savings association deposits.
Applicable law requires that the SAIF and BIF funds each achieve and maintain a ratio of insurance reserves to total deposits equal to 1.25%. The BIF reached this 1.25% reserve level during 1995, and the FDIC announced a reduction in BIF premiums for most banks. Based on this reduction, the highest rated institutions (approximately 92 percent of the nearly 11,000 BIF-insured banks) paid the statutory minimum of $2,000 for FDIC insurance during 1996. Rates for all institutions were reduced by $.04 per $100 of deposits, leaving a premium range of $.00 (the statutory minimum applies) to $.27 per $100 instead of the previous $.04 to $.31 per $100.

CAPITAL ADEQUACY

     Refer to Note 14 - "Regulatory Capital" of the Notes to the Consolidated Financial Statements for a discussion of Capital Adequacy as well as a summary of ratios at December 31, 1996.

DIVIDENDS

     Bancshares' stockholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends quarterly. While Bancshares anticipates paying quarterly dividends in the future, the timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of Bancshares as well as general economic conditions and other relevant factors affecting Bancshares. The ability of the Company to pay dividends is dependent upon its receipt of dividends from the Decatur Bank, the Shelby Bank and FirsTech.

     The Decatur Bank may not pay a dividend in any calendar year in excess of its net profits for the current year plus its adjusted retained profits for the two prior years, unless it obtains OCC approval. Net profits from which dividends may be paid must be adjusted for losses and the amount of statutory bad debts in excess of the balance of the Bank's allowance for possible credit losses. As of January 1, 1997, Decatur Bank had approximately $4.3 million legally available to pay dividends without prior approval of the OCC, provided Decatur Bank maintains adequate capital.

     Under the Illinois Banking Act, Shelby Bank may not declare dividends except out of net profits and unless Shelby Bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts. As of January 1, 1997, Shelby Bank had approximately $10.3 million available to pay dividends.

     Additionally, the payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. Bancshares and its subsidiaries will be unable to pay dividends in an amount which would reduce its capital below the amount required by the FDIC. Banking regulators also have the authority to prohibit the payment of any dividends by Bancshares or any of its subsidiaries if it is determined the distribution would constitute an unsafe or unsound practice.

ACQUISITIONS AND EXPANSION

     The BHCA requires Bancshares to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or bank holding company or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company. In its approval process, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience and increased competition, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board also gives consideration to compliance with the CRA, including the rating assigned by the FDIC.

     The BHCA prohibits Bancshares, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. Bancshares, however, may engage in, and may own shares of companies engaged in, certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     Traditionally, all banks in Illinois have been restricted as to the number and geographic location of branches which they could establish. Effective June 7, 1993, the Illinois Banking Act was amended to expand the branching rights of all banks located in Illinois. The Illinois Banking Act now permits banks in Illinois to maintain any number of branches anywhere within the State of Illinois, without regard to any numeric, geographic or home office protection limits.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Since September 29, 1995, the Branching Act has permitted bank holding companies that are adequately capitalized and adequately managed to acquire banks located in any other state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% or more of the deposits in the state in which the bank to be acquired is located. The Branching Act also allows interstate branching and merging of existing banks beginning June 1, 1997. States may elect to prohibit interstate branching and merger transactions if they enact legislation before June 1, 1997, that applies equally to all out-of-state banks and expressly prohibits mergers involving out-of-state banks. This state "opt out" provision does not apply to bank holding company acquisitions. The State of Illinois has enacted legislation opting in the Branching Act effective June 1, 1997.

     As a result of the Branching Act, Bancshares is currently permitted to acquire banks located in any state outside Illinois and any organization located outside Illinois is permitted to acquire Bancshares. These provisions should not materially affect Bancshares because Illinois law, for several years, has permitted institutions located in any state of the United States to acquire banks or bank holding companies within Illinois subject to the ability of Illinois institutions to acquire banks and bank holding companies in such other state on similar conditions as Illinois law. The fact that Illinois has decided to permit interstate branching beginning June 1, 1997, means that if Bancshares did acquire an institution outside Illinois, Bancshares could, if it deemed it appropriate, convert such institution's offices into branches of the Decatur Bank or any other banking subsidiary then in existence. Bancshares, however, does not have any current plans to acquire any banking organization located outside the state of Illinois.


ITEM 2.  PROPERTIES

     Bancshares principal executive offices are located at 130 North Water Street, Decatur, Illinois, which is also the main banking office of the Decatur Bank. The building consists of a three story office building containing approximately 10,000 square feet of office space, all of which is utilized by the Decatur Bank. The Decatur Bank owns the building and the surrounding parking lots.

     In addition, the Decatur Bank owns the land and building for five branch office facilities. Three of the branch offices are located in Decatur and two of the branch offices are located in Mt. Zion, Illinois, which is approximately ten miles from the main office of the Decatur Bank.

     FirsTech's business activities are conducted from operations centers located at 124 North Franklin Street, Decatur, Illinois and 5131 Hohman Avenue, Hammond, Indiana. These two centers consist of approximately 4,800 square feet and 6,850 square feet, respectively, of office space. The Franklin Street facility is owned by Bancshares, while the Hammond facility is leased by FirsTech.

     Shelby Bank has its main office at 200 West Main Street, Shelbyville, Illinois, which is comprised of approximately 12,600 square feet and is owned by the Shelby Bank. The Shelby Bank operates three drive-in lanes at this main office.

     The Shelby Bank also operates a branch office facility in Johnston's IGA Supermarket in Shelbyville, Illinois. The Shelby Bank leases approximately 420 square feet of space for this branch facility, which was opened in March 1981.

     Bancshares and its subsidiaries believe that its facilities are adequate to serve its present needs.


ITEM 3.  LEGAL PROCEEDINGS

     Bancshares, the Decatur Bank, FirsTech, First Shelby and the Shelby Bank are from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. Neither Bancshares nor any of its Subsidiaries is engaged in any legal proceedings of a material nature at the present time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Shares of Bancshares Common Stock are not traded on any national or regional securities exchange; however, Bancshares Common Stock is listed in the "pink sheets" maintained by the National Quotation Bureau. Trades have been small and infrequent through this listing. Other than trades in which Bancshares was involved, management of Bancshares has no knowledge of the sales prices of trades in Bancshares Common Stock. Based on transactions Bancshares has been involved in, the price for Bancshares Common Stock has been between $20.00 and $21.00 per share for the last two years. The source of this information is from privately negotiated transactions (not involving any broker or dealer) of which Bancshares has been a party.

     Following is a listing of sales of unregistered securities for the last 3 years:

                     # of   Price per
 Date      Amount    Shares   Share     Purchaser             Relationship
------------------------------------------------------------------------------
 3/03/94  $201,094   12,187  $16.50  First Decatur & Co.    ESOP Purchase
10/08/94    17,500    1,000   17.50  William T. Eichenauer  Bancshares Director
 3/08/95   201,260   10,063   20.00  First Decatur & Co.    ESOP Purchase
 3/08/95    10,000      500   20.00  J. Gerald Demirjian    Bancshares Director
 3/14/95    10,000      500   20.00  Tom Sloan              Bancshares Director
 7/18/95     1,300       65   20.00  A.G. Edwards           None
 3/15/96   114,744    5,464   21.00  First Decatur & Co.    ESOP Purchase
 4/30/96    10,500      500   21.00  Shirley Hamilton       None
 4/30/96    10,500      500   21.00  Lawrence Hamilton      None
 5/03/96    31,500     1500   21.00  Tom Sloan              Bancshares Director
 5/03/96    21,000     1000   21.00  Fred L. Kenney         Bancshares Director
12/04/96   105,000     5000   21.00  Tom Sloan              Bancshares Director
         ------------------
   Total   734,398   38,279
         ------------------
         ------------------

     As of December 31, 1996, Bancshares had approximately 353 stockholders of record. Bancshares declared and paid quarterly cash dividends at an annual dividend rate of $0.44 per share in 1996 and $0.40 per share in 1995. See "Supervision and Regulation" and Note 13 -"Restriction on Dividends" of the Notes to the Consolidated Financial Statements for a discussion of certain dividend constraints.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31

(dollars in thousands, except share data)             1996         1995       1994           1993         1992
                                                ------------------------------------------------------------------
YEAR-END BALANCE SHEET DATA

  Total assets. . . . . . . . . . . . . . . . . .  $  394,123   $  382,949   $  376,081   $  354,457   $  346,475
  Earning assets. . . . . . . . . . . . . . . . .     343,426      324,573      328,090      316,391      304,963
  Net loans . . . . . . . . . . . . . . . . . . .     196,514      185,774      191,312      183,468      162,138
  Deposits. . . . . . . . . . . . . . . . . . . .     320,162      322,710      320,561      302,841      293,273
  Other short-term borrowings . . . . . . . . . .      21,802        9,806       10,636        9,635       14,819
  Total stockholders' equity. . . . . . . . . . .      48,494       45,880       41,369       38,854       35,186

AVERAGE BALANCE SHEET DATA
  Total assets. . . . . . . . . . . . . . . . . .     380,844      378,131      368,218      346,918      334,766
  Earning assets. . . . . . . . . . . . . . . . .     336,873      331,148      320,133      304,331      294,389
  Net loans . . . . . . . . . . . . . . . . . . .     192,783      189,259      190,786      175,783      154,129
  Deposits. . . . . . . . . . . . . . . . . . . .     313,175      319,184      311,852      294,931      284,906
  Other short-term borrowings . . . . . . . . . .      15,987       10,662       12,735       12,579       13,357
  Total stockholders' equity. . . . . . . . . . .      46,695       43,978       40,285       36,737       33,701

EARNINGS AND DIVIDENDS
  Net interest income . . . . . . . . . . . . . .      13,849       13,328       13,794       14,524       13,738
  Provision for loan losses . . . . . . . . . . .         310          275          300          800          935
  Other income. . . . . . . . . . . . . . . . . .       9,687       12,496       11,378        9,552        8,089
  Other expenses. . . . . . . . . . . . . . . . .      16,452       19,236       18,312       16,495       14,949
  Net earnings. . . . . . . . . . . . . . . . . .       4,520        4,293        4,432        4,672        4,177
  Cash dividends declared and paid. . . . . . . .       1,277        1,157        1,114       1,025           933

PER SHARE DATA
  Net earnings. . . . . . . . . . . . . . . . . .         1.56         1.48         1.53         1.61         1.44
  Cash dividends declared and paid. . . . . . . .          .44          .40          .38          .35          .32
  Book value (at year-end). . . . . . . . . . . .        16.80        15.82        14.26        13.42        12.17
  Weighted average number of shares
     outstanding. . . . . . . . . . . . . . . . .    2,900,533    2,901,477    2,904,495    2,907,990    2,901,690
  Number of shares outstanding at year-end. . . .    2,887,036    2,900,577    2,900,958    2,895,546    2,890,691

KEY FINANCIAL RATIOS

  Return on average total assets. . . . . . . . .        1.19%        1.14%        1.20%        1.35%        1.25%
  Return on average total stockholders' equity. .        9.68%        9.76%       11.00%       12.72%       12.39%
  Net interest yield on average earning assets (1)       4.23%        4.14%        4.44%        5.06%        4.84%
  Average equity to average assets. . . . . . . .       12.26%       11.63%       10.94%       10.59%       10.07%
  Dividend payout ratio . . . . . . . . . . . . .       28.21%       27.03%       24.84%       22.98%       22.92%

     (1)  On a fully taxable equivalent basis

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Bancshares and its subsidiaries as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

     On April 1, 1996, Bancshares completed the acquisition of First Shelby and the Shelby Bank. As a result of the merger, First Shelby and the Shelby Bank became wholly owned subsidiaries of Bancshares. The acquisition was accounted for as a pooling of interests and, accordingly, the financial condition and results of operations of Bancshares and First Shelby have been combined as if the combination had been in effect for each of the periods presented.

RESULTS OF OPERATIONS

     Bancshares recorded net income of $4,519,924 for 1996, an increase of 5.3% over 1995. On a per share basis, net income was $1.56 in 1996, up 5.4% from $1.48 in 1995. From 1994 to 1995, net income decreased 3.1% and net income per share decreased $0.05 or 3.3%. The increase in net income and net income per share in 1996 is attributed to an increase in interest income and
a reduction in other expenses offset by a reduction in other income.   The
decrease in net income and net income per share in 1995 is primarily attributed to a decrease in net interest income. See further discussion in "--Net Interest Income", "--Other Income", and "--Other Expenses" below.

NET INTEREST INCOME

     The largest source of operating revenue for Bancshares is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support earning assets varies with the volume and mix of interest bearing liabilities and the rates paid to attract and retain such funds.

     For purposes of this discussion and analysis, the interest earned on tax-exempt assets is adjusted to an amount comparable to interest subject to normal income taxes. The adjustment is referred to as the tax equivalent ("TE") adjustment.

     Bancshares average balances, interest income and expense and rates earned or paid for major balances are set forth in the following table (in thousands):

TABLE 1 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND NET YIELDS

                                                      1996                         1995                             1994
                                       -------------------------------------------------------------------------------------------
                                        Avg Bal       Int      Rate     Avg Bal      Int      Rate     Avg Bal       Int     Rate
                                       -------------------------------------------------------------------------------------------
Assets
  Loans  (1) (2) (3) . . . . . . . . . $ 192,783    $ 16,822   8.72%   $ 189,259   $ 16,155   8.54%   $ 190,786   $ 15,490   8.12%
  Taxable securities . . . . . . . . .   121,997       7,609   6.24%     116,974      7,274   6.22%     108,689      6,452   5.94%
  Tax exempt securities (3). . . . . .    12,753         977   7.66%      12,083        956   7.91%      13,345      1,092   8.18%
  Federal funds sold . . . . . . . . .     8,032         421   5.24%      11,677        656   5.62%       6,218        255   4.10%
  Other invested funds . . . . . . . .     1,308          29   2.22%       1,155         24   2.08%       1,095         42   3.84%
                                       -------------------------------------------------------------------------------------------
    Total earning assets and interest
     income. . . . . . . . . . . . . .   336,873      25,858   7.68%     331,148     25,065   7.57%     320,133     23,331   7.29%
                                       -------------------------------------------------------------------------------------------
  Cash and due from banks. . . . . . .    25,460                          27,799                         31,989
  Premises and equipment . . . . . . .    11,633                          11,825                          9,655
  Other assets . . . . . . . . . . . .     6,878                           7,359                          6,441
                                       -------------------------------------------------------------------------------------------
     Total noninterest earning assets     43,971                          46,983                         48,085
                                       -------------------------------------------------------------------------------------------
       Total assets. . . . . . . . . . $ 380,844                       $ 378,131                      $ 368,218
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing demand deposits . . $  63,404    $  1,509   2.38%   $  69,373   $  1,713   2.47%   $  78,555   $  1,962   2.50%
  Savings. . . . . . . . . . . . . . .    46,181       1,357   2.94%      43,761      1,251   2.86%      41,312      1,094   2.65%
  Time deposits. . . . . . . . . . . .   155,085       8,299   5.35%     153,902      8,083   5.25%     138,350      5,765   4.17%
  Federal funds purchased and
   securities sold under repurchase
   agreements. . . . . . . . . . . . .    12,755         293   2.30%       8,913        206   2.31%      11,196        225   2.00%
  U.S. Treasury demand notes . . . . .     1,706          84   4.92%       1,749         98   5.60%       1,539         58   3.77%
  FHLB borrowings. . . . . . . . . . .     1,526          77   5.05%           0          0   0.00%           0          0   0.00%
                                       -------------------------------------------------------------------------------------------
    Total interest-bearing liabilities
    and interest expense . . . . . . .   280,657      11,619   4.14%     277,698     11,351   4.09%     270,952      9,104   3.36%
                                       -------------------------------------------------------------------------------------------
  Noninterest bearing deposits . . . .    48,505                          52,148                         53,635
  Other liabilities. . . . . . . . . .     4,987                           4,307                          3,346
                                       -------------------------------------------------------------------------------------------
      Total liabilities. . . . . . . .   334,149                         334,153                        327,933
  Stockholders' equity . . . . . . . .    46,695                          43,978                         40,285
                                       -------------------------------------------------------------------------------------------
     Total liabilities and stockholders'
     equity. . . . . . . . . . . . . . $ 380,844                       $ 378,131                      $ 368,218
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------
Interest spread (average rate earned
  minus average rate paid) . . . . . .                         3.54%                          3.48%                          3.93%
Net interest income (TE) . . . . . . .              $ 14,239                       $ 13,714                       $ 14,227
Net yield on interest earning
  assets (TE). . . . . . . . . . . . .                         4.23%                          4.14%                          4.44%

(1) Loans are net of the allowance for loan losses. Nonaccrual loans are included in totals.
(2)  Loan fees of approximately $283,000, $292,000 and $309,000 in 1996, 1995 and 1994, respectively, are included in loan interest.
(3) Full tax equivalent yields on tax-exempt loans and securities have been calculated using a 34% tax rate.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the past two years (in thousands). The rate/volume variance has been allocated in the table to the volume and rate variances according to the ratio of the absolute value of each of the totals. There are no out-of-period items or adjustments which should have been excluded.

TABLE 2  ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE


                                                1996 Compared to 1995             1995 Compared to 1994
                                             Total      Due to     Due to      Total       Due to      Due to
                                             Change     Volume      Rate       Change      Volume       Rate
                                            ------------------------------------------------------------------
Interest Income
  Loans (1) . . . . . . . . . . . . . . . . $   667    $   313    $  354       $  665     $  (126)     $   791
  Taxable securities. . . . . . . . . . . .     335        312        23          822         508          314
  Tax exempt securities (1) . . . . . . . .      21         52      (31)        (136)       (101)         (35)
  Federal funds sold. . . . . . . . . . . .   (235)      (193)      (42)          401         282          119
  Other interest income . . . . . . . . . .       5          3         2         (18)           2         (20)
                                            ------------------------------------------------------------------
    Total interest income . . . . . . . . . $   793    $   431   $   362       $1,734     $   819      $   915
                                            ------------------------------------------------------------------

Interest Expense
  Interest bearing demand deposits. . . . . $ (204)    $ (143)   $  (61)      $ (249)     $ (226)      $  (23)
  Savings . . . . . . . . . . . . . . . . .     106         70        36          157          67           90
  Time deposits . . . . . . . . . . . . . .     216         62       154        2,318         702        1,616
  Federal funds purchased and securities
    sold under repurchase agreements. . . .      87         88       (1)          (19)       (50)           31
  U.S. Treasury demand notes. . . . . . . .    (14)        (2)      (12)            40          9           31
  FHLB borrowings . . . . . . . . . . . . .      77         77         0             0          0            0
                                            ------------------------------------------------------------------
    Total interest expense. . . . . . . . . $   268    $   125   $   143      $  2,247    $   231      $ 2,016
                                            ------------------------------------------------------------------
Net interest income (TE). . . . . . . . . . $   525    $   233   $   292      $  (513)    $   532      $(1,045)
                                            ------------------------------------------------------------------
                                            ------------------------------------------------------------------

(1) Full tax equivalent yields on tax exempt loans and securities have been calculated using a 34% tax rate.

    On a tax equivalent basis, net interest income increased $525,000 or 4% in 1996, compared to a decrease of $513,000 or 4% in 1995. As set forth in Table 2, the improvement in net interest income in 1996 was mainly due to increases in the volume of earning assets and interest rates associated with these earning assets, primarily loans, offset primarily by an increase in time deposit rates. In 1995 the decrease in net interest income was largely due to the increases in the volume of time deposits and interest rate on these time deposits, offset by increases in the volume of taxable securities and increased rates associated with these taxable securities and loans.

    Interest income on loans increased $667,000 from 1995 to 1996 due to an increase in volume ($313,000) and an increase in rates ($354,000). The increase in volume is the result of an increase in total average loans of $3,524,000 from 1995 to 1996. The majority of this increase is attributed to commercial and industrial loans as a result of an increase in major building projects and real estate loans as a result of keeping loans in-house versus utilization of the secondary market for mortgage loans. Loan interest income increased $665,000 from 1994 to 1995 primarily due to an increase in rates. The rate increase in both 1996 and 1995 is due to a 250 basis point increase in short-term market rates in early 1995. The overall rise in market rates allowed Bancshares to earn higher interest on loans.

    Interest income on taxable securities increased $335,000 from 1995 to 1996 due to an increase in security volume. Interest income on taxable securities increased $822,000 from 1994 to 1995 due to an increase in volume ($508,000) and an increase in rates ($314,000). The increase in volumes for both years is the result of an increase in deposits on hand available for investing. The increase in rates during 1995 is the result of the 1995 short term market rate increase which allowed Bancshares to obtain better returns on their investments.

    Interest income on Federal funds sold decreased $235,000 from 1995 to 1996 due to a decrease in volume. The average balance of Federal funds sold declined $3,645,000 during 1996 primarily due to increased liquidity needs as a result of loan growth. Interest income on Federal funds sold increased $401,000 from 1994 to 1995 due to an increase in volume ($282,000) and an increase in rates ($119,000). The increase in volume is the result of an increase in deposits on hand. The increase in rates is the result of the 1995 short term market rate increase.

    Interest expense on interest bearing demand deposits decreased $204,000 from 1995 to 1996 and decreased $249,000 from 1994 to 1995. The decreases in both years is due to changes in volumes. Average interest bearing deposits decreased $5,969,000 from 1995 to 1996 and $9,182,000 from 1994 to 1995.
This change is attributed to the rise in market rates in 1995. As a result of the interest rate increase, depositors moved money out of interest bearing demand accounts into more favorable time deposit accounts.

    Interest expense on time deposits increased $216,000 from 1995 to 1996 primarily due to an increase in rates. Interest expense increased $2,318,000 from 1994 to 1995 due to an increase in volume ($702,000) and an increase in rates ($1,616,000). The increase in rates for both years is the result of the 1995 market rate increase. Also, as a result of the increase in market rates, depositors moved money out of interest bearing demand accounts into time deposit accounts for more favorable rates.

PROVISION FOR LOAN LOSSES

    Asset quality, particularly in the loan area, continues to be an important concern of Bancshares' management. Both the Decatur Bank and the Shelby Bank maintain a separate loan review department which continuously reviews problem and significant loans and the adequacy of the allowance for loan losses. Separate loan committees of the board of directors at the Decatur Bank and Shelby Bank meet at least quarterly to review past due loans and problem credits, lending policies and practices and results of the loan review department's analyses.

    The provision for loan losses in 1996 was $310,000 compared to $275,000 in 1995 and $300,000 in 1994. The provision for loan losses has remained relatively constant, as net charge-offs and potential problem loans have also remained constant. For information on loss experience and nonperforming loans see the "Nonperforming Assets" and "Allowance for Loan Losses and Impaired Loans" sections below.

OTHER INCOME

    An important source of Bancshares's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

TABLE 3  OTHER INCOME

                                                                                   Change from prior year
                                                                          --------------------------------------
                                                                                   1996                1995
                                                                          ---------------------------------------
                                             1996       1995       1994      Amount      %age     Amount    %age
                                           ---------------------------------------------------------------------
Remittance processing income . . . . . . . $  5,748   $  9,088   $  8,119   $ (3,340)    (37%)    $  969     12%
Fiduciary activities . . . . . . . . . . .    1,535      1,457      1,382         78       5%         75      5%
Service charges on deposit accounts. . . .    1,128      1,045      1,030         83       8%         15      1%
Loan service fees. . . . . . . . . . . . .      293        163        155        130      80%          8      5%
Net gains on loan sales. . . . . . . . . .      118        141        113        (23)    (16%)        28     25%
Other income . . . . . . . . . . . . . . .      873        594        560        279      47%         34      6%
Securities gains (losses). . . . . . . . .       (8)         8         19        (16)   (200%)       (11)   (58%)
                                           ---------------------------------------------------------------------

    Total other income                     $  9,687  $  12,496  $  11,378  $  (2,809)    (22%)  $  1,118     10%
                                           ---------------------------------------------------------------------
                                           ---------------------------------------------------------------------

    Remittance processing and collecting income generated by FirsTech decreased by $3,340,000 or 37% during 1996 as compared to an increase of $969,000 or 12% during 1995. The decrease in 1996 is the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for this Ameritech expired in 1996 and were not renewed. See Note 17 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for further explanation. The increase during 1995 is attributed to an increase in the number of items processed and the addition of five remittance collection customers in 1995.

    Service charges on deposit accounts increased $83,000 or 8% in 1996.
This increase is primarily attributed to the Decatur Bank increasing fees for non-sufficient funds checks from $18 to $20 during 1996.

    Loan service fees increased $130,000 or 80% in 1996. This increase is mainly attributed to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. The income recognized during 1996 due to the implementation of this accounting standard was $101,000. For a complete explanation of SFAS No. 122 refer to
Note 7 - "Loan Servicing" of the Notes to Consolidated Financial Statements.

    Net gains on loan sales decreased $23,000 or 16% in 1996, compared to a $28,000 or 25% increase in 1995. The Decatur Bank sells residential mortgage loans in the secondary market to FNMA. All loans are sold without recourse and with normal servicing fees being retained. The fluctuation in income is based on the fluctuation in the volume of loans sold to FNMA. Loans sold to FNMA represented $10,357,000, $15,932,000 and $10,328,000 in 1996, 1995, and
1994, respectively. Refer to the "Financial Condition -- Loans" section below for further explanation.

    Other income increased $279,000 or 47% in 1996. This increase is mainly attributed to an increase in brokerage commissions within the investment department of Decatur Bank and an increase in Automated Teller Machine ("ATM") fees. ATM fee increases were attributed to additional usage as well as the installation of a new drive thru machine during 1996.

OTHER EXPENSE

    The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with the day-to-day operations of Bancshares. The following table sets forth the major components of other expense for the last three years (in thousands):

TABLE 4  OTHER EXPENSES



                                                                                              Change from prior year
                                                                              ---------------------------------------------------
                                                                                         1996                        1995
                                                                              ---------------------------------------------------
                                          1996          1995          1994         Amount        %age         Amount        %age
                                       ------------------------------------------------------------------------------------------
Salaries and employee benefits          $ 8,164      $ 10,030       $ 9,476      $ (1,866)       (19%)         $ 554           6%
Net occupancy expenses                    1,142         1,206         1,034           (64)        (5%)           172          17%
Equipment expenses                        2,483         2,358         2,183           125          5%            175           8%
Data processing fees                        370           561           806          (191)       (34%)          (245)        (30%)
Service charges from corresponding
banks                                       756         1,089           898          (333)       (31%)           191          21%
Deposit and other insurance expense         223           563           871          (340)       (60%)          (308)        (35%)
Supplies                                    467           774           642          (307)       (40%)           132          21%
Professional fees                           709           434           298           275         63%            136          46%
Postage                                     362           451           446           (89)       (20%)             5           1%
Other expenses                            1,776         1,770         1,658             6          0%            112           7%
                                       ------------------------------------------------------------------------------------------

    Total other expenses               $ 16,452      $ 19,236      $ 18,312      $ (2,784)       (14%)         $ 924           5%
                                       ------------------------------------------------------------------------------------------
                                       ------------------------------------------------------------------------------------------

    Salaries and employee benefits decreased $1,866,000 or 19% in 1996. The decrease in 1996 is the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed. FirsTech's average number of employees decreased from 167 in 1995 to 116 in 1996. The increase of $554,000 or 6% in 1995 was the result of increased processing volume for FirsTech. FirsTech's average number of employee's in 1994 was 139. See Note 17 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for further explanation.

    Net occupancy expenses increased $172,000 or 17% in 1995. This increase is attributed to additional depreciation expense associated with equipment acquisitions of $4,645,000 during 1995.

    Data processing fees decreased $191,000 or 34% in 1996, compared to a decrease of $245,000 or 30% in 1995. The decrease in both years is attributed to the acquisition of a new in-house computer system for the Decatur Bank and new image equipment and software for FirsTech in 1995. These systems allow for less expensive processing than the previous third party processor.

    Service charges decreased $333,000 or 31% in 1996, compared to an increase of $191,000 or 21% during 1995. The decrease in 1996 is attributed to a reduction in the number of items processed by FirsTech as the result of the loss of the Ameritech contracts. The 1995 increase is attributed to an increase in the number of items processed by FirsTech.

    Deposit and other insurance expense decreased $340,000 or 60% in 1996, compared to a decrease of $308,000 or 35% in 1995. The decrease in both years is due to a reduction in the FDIC assessment rate from 23 cents to 0 cents per $100 of deposits as of June 1, 1995. In 1994, deposit insurance premiums were assessed at the rate of 23 cents per $100 of deposits.

    Supplies decreased $307,000 or 40% in 1996, compared to an increase on $132,000 or 21% in 1995. The decrease in 1996 and the increase in 1995 are attributed to the acquisition of a new in-house computer system for the Decatur Bank and new image equipment and software to FirsTech. The increase in 1995 was due to the initial purchase of supplies to supplement the purchase of the equipment. The decrease in 1996 is due to increased efficiencies in technology.

    Professional fees increased $275,000 or 63% in 1996, compared to an increase of $136,000 or 46% in 1995. The increase in 1996 is mainly attributed to the acquisition of First Shelby. The increase in 1995 is attributed to expenses associated with an acquisition that did not consummate and expenses incurred by FirsTech for professional marketing/sales assistance.

    Postage expenses decreased $89,000 or 20% in 1996 as a result of the loss of a major contract by FirsTech.

INCOME TAXES

    Income tax expense increased $234,000 in 1996 and decreased $108,000 in 1995. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 33.3% in 1996, 32.0% in 1995 and 32.4% in 1994. Higher
income tax expense in 1996 was principally due to the increase in pre-tax earnings. The lower income tax expense in 1995 was principally due to the decrease in pre-tax earnings.

FINANCIAL CONDITION

    Bancshares assets grew $11,174,000 or 2.9% from December 31, 1995 to December 31, 1996. Growth occurred primarily in cash and cash equivalents ($10,015,000) and loans ($10,765,000), offset by a decrease in investment securities ($6,621,000) and premises and equipment ($2,406,000). The growth in total assets was funded by an increase in short-term borrowings ($11,986,000).

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents increased $10,015,000 from December 31, 1995 to December 31, 1996. This change occurred due to an increase in federal funds sold offset by a reduction in cash and due from banks. Federal funds sold increased $14,735,000, while cash and due from banks decreased $4,720,000 during 1996. Refer to the "Consolidated Statement of Cash Flows" in the Consolidated Financial Statements for details representing this increase. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

SECURITIES

    Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Bancshares' current and projected liquidity and interest rate sensitivity positions. The following table sets forth the year-end book values of securities for the last three years (in thousands):

TABLE 5  COMPOSITION OF SECURITIES



                                                                        December 31
                                    ------------------------------------------------------------------------------------
                                               1996                         1995                         1994
                                    ------------------------------------------------------------------------------------
                                                      % of                         % of                         % of
                                       Amount         Total         Amount         Total         Amount         Total
                                    ------------------------------------------------------------------------------------
Available for sale
  U.S. Treasury                     $  32,579            25%      $ 32,449            24%      $ 26,810            21%
  Federal agencies                     54,779            42%        52,748            38%        21,381            17%
  Mortgage-backed securities            6,994             5%         5,986             4%         1,082             1%
                                    ------------------------------------------------------------------------------------
   Total available for sale            94,352            72%        91,183            66%        49,273            39%
                                    ------------------------------------------------------------------------------------
Held to maturity
  U.S. Treasury                         5,204             4%        11,032             8%        16,884            13%
  Federal agencies                      2,757             2%         4,565             3%        27,220            21%
  State and municipal                  14,004            11%        12,207             9%        13,095            10%
  Mortgage-backed securities           14,825            11%        18,775            14%        21,756            17%
                                    ------------------------------------------------------------------------------------
   Total held to maturity              36,790            28%        46,579            34%        78,955            61%
                                    ------------------------------------------------------------------------------------
   Total investment
    securities                      $ 131,142           100%     $ 137,762           100%     $ 128,228           100%
                                    ------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------


    SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires that all debt and equity securities be classified as held-to-maturity, available-for-sale or trading. Securities that Bancshares has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities that may be sold as part of liquidity management, interest rate risk strategies or in response to or in anticipation of changes in interest rates and prepayment risk, or for other similar factors, are classified as available-for-sale and are carried at market value with unrealized gains and losses reported as a separate component of stockholders' equity.

    SFAS No. 115 essentially eliminates the ability to transfer investment securities from held-to-maturity to available-for-sale. Also, SFAS No. 115 only allows for the sale of securities in the held-to-maturity category in extreme circumstances, such as significant deterioration in the issuer's creditworthiness. Therefore, prudent management of the investment portfolio according to SFAS No. 115 should provide for a greater than adequate level of investment securities to be available for sale in the event of unforeseen occurrences such as a significant swing in interest rates or a sudden increase in loan demand or deposit withdrawals.

    On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a special report on the implementation of SFAS No. 115. As part of the application of the Special Report, companies were allowed a one-time opportunity to reclassify securities, including securities classified as held-to-maturity. In accordance with the Special Report, Bancshares transferred $29.6 million of its taxable securities classified as held-to-maturity to available-for-sale. The transfer was made to provide greater flexibility in managing the investment portfolio. At the date of transfer, the securities had an aggregate market value of $29.4 million.

     The book value of investment securities decreased by $6,620,000 from December 31, 1995 to December 31, 1996 and increased $9,534,000 from December 31, 1994 to December 31, 1995. The decrease in 1996 was mainly due to an increase in loan demand. During 1996, Bancshares purchased $26,833,000 ($23,687,000 classified as available-for-sale), sold $2,983,000 of securities classified as available-for-sale, and had $29,641,000 ($16,782,000 classified as available-for-sale) mature. The increase in 1995 was due mainly to the decrease in loan demand. During 1995, Bancshares purchased $45,577,000 ($40,084,000 classified as available-for-sale), sold $11,187,000 of securities classified as available-for-sale, and had $26,494,000 ($18,505,000 classified as available-for-sale) mature. Refer to Note 4 - "Investment Securities" of the Notes to the Consolidated Financial Statements for additional information on sales of securities.

    As of December 31, 1996, Bancshares held $21,819,000 ($6,994,000 classified as available-for-sale) of mortgage-backed securities. These securities are issued by U.S. Government agencies or one of its sponsored
enterprises and are guaranteed or insured by the issuing agency.   Of the
total mortgage-backed securities, $5,000,000 was invested in CMO PAC's, of which all had ratings of AAA by one or more of the rating agencies. Additionally, Bancshares investments in CMO PAC's are agency-backed.

    Mortgage-backed securities are subject to prepayments and changing yields. These prepayments, which have increased in recent years as underlying mortgages have been refinanced at lower interest rates as well as interest rate changes on adjustable rate mortgage-backed securities, could have an effect on Bancshares' asset/liability management strategy.

    With the exception of securities of the U.S. Treasury and other U.S. Government agencies and corporations, Bancshares did no hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10 percent of stockholders' equity at December 31, 1996.

    The contractual maturity of Bancshares' securities as of December 31, 1996, are presented in the following table along with the weighted average yields (TE) (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

TABLE 6  SECURITY MATURITIES


                                       Within 1 Year     1 - 5 Years     5 - 10 Years      After 10 Years          Total
                                     ----------------------------------------------------------------------------------------
                                     Amount     Yield  Amount    Yield  Amount   Yield    Amount     Yield   Amount   Yield
                                     ----------------------------------------------------------------------------------------
Available for sale
  U.S. Treasury                      $11,510    5.70%  $20,069   6.12%  $    0            $    0             $32,579  5.97%
  Federal agencies                     8,157    6.49%   40,620   6.12%   5,002   7.26%     1,000     6.20%    54,779  6.31%
  Mortgage-backed securities             225    6.42%    1,271   6.28%   1,972   5.90%     3,526     6.22%     6,994  6.15%
                                     ----------------------------------------------------------------------------------------
    Total available for sale          19,892    6.03%   62,960   6.12%   6,974   6.88%     4,526     6.22%    94,352  6.18%
                                     ----------------------------------------------------------------------------------------

Held to maturity
  U.S. Treasury                        2,753    6.49%    2,451   5.92%       0                  0              5,204  6.21%
  Federal agencies                       300    6.38%    2,457   6.05%       0                  0              2,757  6.09%
  State and municipal                    970    8.19%    6,864   7.51%   4,214   7.40%      1,956    7.08%    14,004  7.52%
  Mortgage-backed securities           3,686    6.27%      720   8.34%     328   9.00%     10,091    6.53%    14,825  6.61%
                                     ----------------------------------------------------------------------------------------
     Total held to maturity            7,709    6.59%   12,492   6.96%   4,542   7.52%     12,047    6.62%    36,790  6.87%
                                     ----------------------------------------------------------------------------------------
     Total investment securities     $27,601    6.19%  $75,452   6.26% $11,516   7.13%    $16,573    6.51%  $131,142  6.37%
                                     ----------------------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------------------


     The net unrealized gain on securities available-for-sale at December 31, 1996, which is recorded as an increase in stockholders' equity, is $133,000, net of deferred taxes of $79,000. At December 31, 1995, Bancshares had a net unrealized gain on securities available-for-sale recorded in stockholders' equity of $415,000, net of deferred taxes of $233,000.

LOANS


    The loan portfolio is the largest category of the Bancshares' earning assets. Bancshares management was not aware of any loan concentration exceeding 10% which is not otherwise disclosed as a category of loans. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

TABLE 7  COMPOSITION OF LOANS

                                                                  December 31
                                --------------------------------------------------------------------------------------
                                    1996             1995              1994            1993                1992
                                --------------------------------------------------------------------------------------
                                         % of               % of              % of            % of               % of
                                Amount   Total     Amount   Total    Amount   Total   Amount  Total    Amount    Total
                                --------------------------------------------------------------------------------------
Commercial and industrial
  loans                         $ 25,742    13%    $ 21,986    12%   $ 29,406   15%   $ 31,029   17%   $ 29,984    18%
Real estate loans                 84,220    42%      79,296    42%     84,829   44%     71,602   38%     56,455    34%
Construction loans                11,659     6%      10,215     5%      6,734    3%      4,436    2%      3,059     2%
Agricultural production
  financing and other
  loans to farmers                 7,837     4%       7,453     4%      5,296    3%      5,257    3%      5,563     3%
Individuals' loans for
  household and other
  personal expenditures
  and other loans                 68,404    34%      68,124    36%     66,719   34%     72,684   39%     67,874    42%
Tax-exempt loans                   2,033     1%       2,056     1%      1,703    1%      1,719    1%      1,882     1%
                                --------------------------------------------------------------------------------------
      Total loans               $199,895   100%    $189,130   100%   $194,687  100%   $186,727  100%    $164,817  100%
                                --------------------------------------------------------------------------------------
                                --------------------------------------------------------------------------------------


    Total loans increased by $10,765,000 from December 31, 1995 to December 31, 1996, primarily due to large increases in commercial and industrial loans, real estate loans and construction loans. Commercial and industrial loans increased by $3,756,000 due to increases in major building projects under construction and increased demand. Real estate loans increased by $4,924,000 primarily due to a decrease in the utilization of the secondary market for mortgage loans. In 1996, Bancshares sold $10,357,000 of mortgage loans to FNMA compared to $15,932,000 in 1995. Construction loans increased by $1,444,000 due to increased activity in the residential construction market.

    Bancshares continues to sell residential mortgage loans in the secondary market to FNMA. Since loans are sold to FNMA on the same day as the loan closes, Bancshares does not carry any loans held for sale in the loan portfolio. All loans are sold without recourse and with normal servicing fees being retained. The decision to sell loans to FNMA in the future will depend on the availability of funds, liquidity needs, and the return available.

    Total loans decreased by $5,557,000 from December 31, 1994 to December 31, 1995, primarily due to large decreases in commercial and industrial loans and real estate loans, offset by an increase in construction loans. Commercial and industrial loans decreased by $7,420,000 from major paydowns on large projects and decreased demand. Real estate loans decreased by $5,533,000 primarily due to an increase in the utilization of the secondary market for mortgage loans as explained above. Construction loans increased by $3,481,000 due to an increase in the residential construction loan market.

    The maturity distribution and interest rate sensitivity of loans at December 31, 1996 are set forth below (in thousands):

TABLE 8  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF SELECTED
  LOAN TYPES


                                       Within 1   1 - 5 Years    After 5         Total
                                           Year                    years
                                     ----------------------------------------------------
Commercial and industrial loans      $  18,267     $   6,154     $  1,321    $  25,742
Construction loans                       9,525         2,094           40       11,659
Agricultural production financing
  and other loans to farmers             5,453         2,206          178        7,837
                                     ----------------------------------------------------
    Total                            $  33,245     $  10,454     $  1,539    $  45,238
                                     ----------------------------------------------------
                                     ----------------------------------------------------
Fixed rate loans                     $   9,086     $   9,837     $  1,251    $  20,174
Variable rate loans                     24,159           617          288    $  25,064
                                     ----------------------------------------------------
    Total                            $  33,245     $  10,454     $  1,539    $  45,238
                                     ----------------------------------------------------
                                     ----------------------------------------------------


NONPERFORMING ASSETS

    Nonperforming assets include nonaccrual loans, loans where scheduled payments are 90 days or more past due and other real estate owned. Bancshares places loans on nonaccrual status when management believes, after considering the borrower's financial condition and other relevant factors, that future collection of principal or interest in accordance with contractual terms may be doubtful. Loans 90 days or more past due are transferred to nonaccrual status unless they are well secured and in the process of collection. Other real estate owned includes properties acquired through foreclosure or deed in lieu of foreclosure. The properties are recorded at the lower of the book value of the loan or fair value, less estimated costs to sell. Other real estate owned at December 31, 1996 and 1995 was immaterial.

    The following table sets forth the aggregate amount of the Company's nonperforming assets for the last five years (in thousands):

TABLE 9  NONPERFORMING ASSETS

                                             December 31
                         --------------------------------------------------
                          1996       1995       1994       1993       1992
                         ------     ------     ------     ------     ------
Nonaccrual loans         $  173     $   69     $   23     $  183     $  177
                         ------     ------     ------     ------     ------
                         ------     ------     ------     ------     ------

Loans past due 90 days
  or more                   650        372        365        131         75
                         ------     ------     ------     ------     ------
                         ------     ------     ------     ------     ------

Restructured loans            0          0          0          0          0
                         ------     ------     ------     ------     ------
                         ------     ------     ------     ------     ------

Nonperforming loans to
  loans                   0.41%      0.23%      0.20%      0.17%      0.15%
                         ------     ------     ------     ------     ------
                         ------     ------     ------     ------     ------

    Bancshares' management believes that nonperforming and potential problem loans are appropriately identified and monitored, based on extensive analysis performed by internal loan review personnel, management and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans.

    There were no other interest bearing assets which would be required to be disclosed as being nonperforming if such other assets were loans. Interest income that would have been recorded in 1996 if non-accrual loans had been performing according to original loan terms and interest income on non-accrual loans that was included in 1996 interest income were immaterial.

    At December 31, 1996, Bancshares had approximately $1,502,000 in potential problem loans. Potential problem loans are those loans identified by management that are worthy of special attention, and although currently performing, may have some underlying weaknesses. Potential problem loans of $1,083,000 existed at December 31, 1995. Of the potential problem loans outstanding at December 31, 1996 and 1995, there were no individually significant problem loans and no specific industry concentration.

    Bancshares adopted SFAS No. 114 and No. 118, "Accounting by Creditors for an Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. These Statements require that impaired loans that are within the scope of these Statements be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note. The adoption of these Statements did not have a material impact on Bancshares' financial position or results of operations. In addition, the amount of impaired loans outstanding at December 31, 1996, and December 31, 1995 were immaterial.

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

    The allowance for loan losses is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the loan portfolios. On a quarterly basis, management assesses the adequacy of the allowance for loan losses. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan delinquency levels and trends, loan portfolio growth and reviews of impaired loans and the value of underlying collateral securing these loans. The analysis of the commercial and industrial loan portfolio includes assessments based on historic loan losses and current quality grades of specific credits, current delinquent and non-performing loans, current economic conditions, growth in the portfolio and the results of recent internal loan reviews, audits and regulatory examinations. For the review of the adequacy of the allowance for loan losses for real estate loans, assessments are based on current economic conditions and real estate values, historic loan losses and current quality grades of specific credits, recent growth and current delinquent and non-performing loans. The adequacy of the allowance for loan losses as it pertains to the consumer loan portfolio is based on the assessments of current economic conditions, historic loan losses and the mix of loans, recent growth and the current delinquent and non-performing loans.

    Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial and industrial loans are quality of the borrower's management and the impact of national and local economic factors. Currently the business atmosphere remains stable for the local economy in the Decatur, Macon County and Shelby County areas. Risks associated with real estate loans include concentrations of loans in a loan type, such as residential real estate, decline in real estate values and a sudden rise in interest rates. Individual loans face the risk of a borrower's unemployment as a result of deteriorating economic conditions or renewed contract differences between unions and management of several large companies in Bancshares' market area. Bancshares's strategy with respect to addressing and managing these types of risks is for Bancshares to follow its loan policies and underwriting criteria.

    A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged-off loans are credited back to the allowance. The following table summarizes the changes in the allowance for loan losses for the last five years (in thousands):

TABLE 10  ALLOWANCE FOR LOAN LOSSES

                                  1996       1995       1994       1993       1992
                               ------------------------------------------------------
Allowance - beginning of year     $3,356     $3,375     $3,259     $2,680      $2,490

Loans charged off:
  Commercial and industrial
    loans                                        25                    62         113
  Real estate loans                              41         14        110         438
  Individuals' loans for
    household and other
    personal expenditures
    and other loans                  463        417        456        333         548
                               ------------------------------------------------------
       Total charge -offs            463        483        470        505       1,099
                               ------------------------------------------------------

Recoveries on loans
  previously charged-off:
  Commercial and industrial
    loans                             14         44         72         91         220
  Real estate loans                   51          2         64         69          16
  Individuals' loans for
    household and other
    personal expenditures
    and other loans                  114        143        150        124         118
                               ------------------------------------------------------
      Total recoveries               179        189        286        284         354
                               ------------------------------------------------------
Net charge-offs                      284        294        184        221         745
                               ------------------------------------------------------
Provision for loan losses            310        275        300        800         935
                               ------------------------------------------------------
Allowance - end of year           $3,382     $3,356     $3,375     $3,259      $2,680
                               ------------------------------------------------------
                               ------------------------------------------------------

Net charge-offs to average
  loans                            0.15%      0.16%      0.10%      0.13%       0.48%
Allowance for loan losses to
  loans                            1.72%      1.81%      1.76%      1.78%       1.65%


    For many years, Bancshares has minimized credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and maintenance and monitoring of credit underwriting and approval.

    Management believes the allowance for loan losses is adequate to absorb probable loan losses and that the policies and procedures in place to identify and monitor loans for potential losses are satisfactory.

    The following table sets forth an allocation of the Bancshares' allowance for loan losses for the last five years (in thousands):

TABLE 11  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                    1996               1995              1994            1993             1992
                                --------------------------------------------------------------------------------------
                                         % of               % of              % of            % of             % of
                                Amount   Total     Amount   Total    Amount   Total   Amount  Total    Amount  Total
                                --------------------------------------------------------------------------------------
Commercial and industrial loans $   575    23%     $   460    20%    $  400     17%   $  410    18%    $  345    20%
Real estate loans                 1,007    41%       1,001    43%     1,019     44%      952    42%       777    44%
Construction Loans                    0                  0                0                0                0
Agricultural production
  financing and other loans
  to farmers                         18     1%          15     1%        15      1%       15     1%        15     1%
Individuals' loans for
  household and other
  personal expenditures
  and other loans                   860    35%         855    36%       906     38%      886    39%       616    35%
Tax exempt loans                      0                  0                0                0                0
Unallocated                         922    N/A       1,025    N/A     1,035     N/A      996    N/A       927    N/A
                                --------------------------------------------------------------------------------------
     Total                       $3,382   100%      $3,356   100%    $3,375    100%   $3,259   100%    $2,680   100%
                                --------------------------------------------------------------------------------------
                                --------------------------------------------------------------------------------------


    The percentages of allocation of the allowance for loan losses among the various categories of loans have remained relatively steady for the last five years due to the various loan markets remaining stable. The unallocated portion of the allowance for loan losses represents the amount that management feels is necessary to cover any adverse impact on the loan portfolio in the event of a decline in the real estate or commercial market resulting from labor/management issues or other causes.

PREMISES AND EQUIPMENT

    Premises and equipment decreased $2,406,000 or 19% from December 31, 1995 to December 31, 1996. This decrease is attributed to the disposal of $1,514,000 in equipment by FirsTech and total depreciation of $1,720,000 offset by purchases of $828,000 during 1996. The majority of purchases in 1996 were made by Decatur Bank and were comprised of numerous nonmajor items.

    The net balance in premises and equipment increased $2,843,000 from December 31, 1994 to December 31, 1995. This increase is attributed to acquisitions of $4,666,000 offset by depreciation of $1,823,000. The majority of acquisitions in 1995 relate to a new in-house computer system and image equipment and software.

OTHER ASSETS

    Other assets decreased by $533,000 from December 31, 1995 to December 31, 1996. This decrease is mainly attributed to the decrease in accounts receivable due to FirsTech as a result of the loss of the major customer of FirsTech.

DEPOSITS

    Funding of Bancshares' earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The following table summarizes the composition of major deposit categories for the last three years (in thousands):

TABLE 12  AVERAGE BALANCE AND WEIGHTED AVERAGE RATE OF DEPOSITS


                                                December 31,
                             -----------------------------------------------------------------
                                      1996                  1995                  1994
                             -----------------------------------------------------------------
                                         Weighted              Weighted              Weighted
                              Average     Average    Average    Average    Average    Average
                              Balance      Rate      Balance     Rate      Balance      Rate
                             -----------------------------------------------------------------
Demand
  Noninterest bearing        $ 48,505                $ 52,148              $ 53,635
  Interest bearing             63,404      2.38%       69,373    2.47%       78,555     2.50%
Savings                        46,181      2.94%       43,761    2.86%       41,312     2.65%
Time
  $100,000 and over            50,757      5.32%       36,282    5.43%       39,532     4.12%
  Under $100,000              104,328      5.37%      117,620    5.09%       98,818     4.04%
                             ---------              ----------            ----------
Total average deposits       $313,175                $319,184              $311,852
                             ---------              ----------            ----------
                             ---------              ----------            ----------


    From 1994 to 1996, total average deposits have remained relatively constant; however, within the specific deposit types, Bancshares has experienced a decline in demand deposits with an offsetting increase in savings and time deposits. This change is attributed to a general rise in market interest rates associated with savings and time deposits. Refer to "Results of Operations - Net Interest Income" for an explanation of this change in interest rates.

    The following table sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 1996 (in thousands):

TABLE 13  MATURITY DISTRIBUTION OF TIME DEPOSITS > $100,000


3 months or less                  $31,197
3 to 6 months                       8,463
6 to 12 months                     10,572
Over 12 months                      3,908
                                 ---------
  Total                           $54,140
                                 ---------
                                 ---------


SHORT-TERM BORROWINGS

    Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank ("FHLB") advances and U.S. Treasury demand notes. Refer to Note 9 - "Short-Term Borrowings" of the Notes to Consolidated Financial Statements for further explanation of short-term borrowings.

OTHER LIABILITIES

    The decrease in other liabilities of $889,000 from December 31, 1995 to December 31, 1996 was due to several factors. The loss of the major customer of FirsTech resulted in various accruals decreasing approximately $415,000. In addition, the deferred taxes associated with securities available for sale decreased approximately $150,000. The majority of the remaining decrease is associated with the income tax payable accounts.

    Other liabilities increased approximately $1,038,000 from December 31, 1994 to December 31, 1995. The majority of this increase is attributed to the increase in accrued interest payable.

CAPITAL

    Total stockholders' equity rose $2,614,000 or 5.7% from December 31, 1995 to December 31, 1996. The increase is mainly attributed to net income of $4,520,000 less cash dividends of $1,277,000 and a reduction in the unrealized gain on securities available for sale of $282,000, net of deferred taxes. Treasury stock has been reacquired for the specific purpose of distributing shares to Bancshares' ESOP. Approximately 13,541 shares of treasury stock were reacquired in 1996.

    Total stockholders' equity rose $4,511,000 or 10.9% from December 31, 1994 to December 31, 1995. The increase is mainly attributed to net income of $4,293,000 less cash dividends of $1,157,000 and an increase in the unrealized gain on securities available for sale of $1,320,000, net of deferred taxes.

    Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size. Currently, Bancshares is required to maintain adequate capital based on two measurements used by Bancshares's primary regulator: the total assets leverage ratio and the risk-weighted assets ratio. Refer to Note 14 - "Regulatory Capital" of the Notes to Consolidated Financial Statements for a summary of Bancshares key capital ratios.

INFLATION AND CHANGING PRICES

    Changes in interest rates and Bancshares's ability to react to interest rate fluctuations have a much greater impact on its balance sheet and net interest income than inflation. A review of net interest income, liquidity and rate sensitivity should assist in the understanding of how well Bancshares is positioned to react to changes in interest rates.

LIQUIDITY

    Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. Bancshares was able to adequately fund asset growth and meet liquidity needs in 1996. At December 31, 1996, federal funds sold and securities having contractual maturities of one year or less totaled $43.3 million. Bancshares's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. Other sources of potential liquidity include the sale of securities classified as available-for-sale, borrowings under informal federal funds lines with correspondent banks and advances with the FHLB.

    Refer to the "Consolidated Statement of Cash Flows" in the Consolidated Financial Statements for details of net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities.

INTEREST RATE RISK

    Bancshares seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. A principal objective of Bancshares' asset/liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining the interest rate sensitivity within acceptable risk levels.

    A traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth Bancshares's interest rate repricing gaps at December 31, 1996 (in thousands):

TABLE 14  GAP TABLE

                              0 - 3          3 - 12       Over one
                              months         months         year          Total
                             ---------------------------------------------------
Loans                        $  44,793     $  21,924      $ 133,178    $ 199,895
Securities                       9,691        17,910        103,541      131,142
Federal funds sold              15,770                                    15,770
                             ---------------------------------------------------
  Total earning assets          70,254        39,834        236,719      346,807
                             ---------------------------------------------------

Interest bearing demand
  deposits and savings         109,282                                   109,282
Time deposits                   60,239        67,674        28,294       156,207
Federal funds purchased and
  securities sold
  under repurchase agreements   16,969                                    16,969
FHLB advances                    2,500                                     2,500
U.S. Treasury demand notes       2,333                                     2,333
                             ---------------------------------------------------
  Total interest bearing
    liabilities                191,323        67,674        28,294       287,291
                             ---------------------------------------------------

  Net asset (liability) gap  $(121,069)    $ (27,840)    $ 208,425     $  59,516
                             ---------------------------------------------------
                             ---------------------------------------------------
  Cumulative asset
   (liability) gap           $(121,069)    $(148,909)    $  59,516
                             ---------------------------------------------------
                             ---------------------------------------------------
  Repricing gap                    0.37          0.59         8.37          1.21
                             ---------------------------------------------------
                             ---------------------------------------------------
  Cumulative repricing gap         0.37          0.43         1.21
                             ---------------------------------------------------
                             ---------------------------------------------------

    At December 31, 1996, the table above reflects that Bancshares is liability sensitive due to the level of interest bearing demand deposits and savings which are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $1,211,000 (annualized) in 90 days and $1,489,000 in 12 months assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

    While the gap analysis provides an indication of interest rate sensitivity, experience has shown that it does not fully capture the true dynamics of interest rate changes. Essentially, the analysis presents only a static measurement of asset and liability volumes based on contractual maturity, cash flow estimates or repricing opportunity. It fails to reflect the differences in the timing and degree of repricing of assets and liabilities due to interest rate changes. In analyzing interest rate sensitivity, management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

CAPITAL RESOURCES

    At December 31, 1996, Bancshares had no material commitments for capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

    During 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 pertains to mortgage banking enterprises and financial institutions that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. SFAS No. 122 eliminates the accounting distinction between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. Under SFAS No. 122, if a mortgage banking enterprise sells or securitizes loans and retains the mortgage servicing rights, the enterprise must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable, the entire cost should be allocated to the mortgage loans and no cost should be allocated to the mortgage service rights. An entity would measure impairment of mortgage servicing rights and loans based on the excess of the carrying amount of the mortgage servicing rights portfolio over the fair value of that portfolio.

    SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights. The adoption of SFAS No. 122 by Bancshares resulted in $101,000 of mortgage servicing rights being capitalized, net of amortization.

    The FASB has issued SFAS No. 123, "Accounting for Stock-based
Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. The FASB encourages all entities to adopt this method for accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of its stock.

    Due the extremely controversial nature of this project, SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If a company elects that option, pro forma disclosures of net income (and EPS, if presented) are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation. The disclosure requirements of Opinion No. 25 have been superseded by the disclosure requirements of this Statement. Once an entity adopts the fair value based method of accounting for these transactions, that election cannot be reversed.

    Equity instruments granted or otherwise transferred directly to an employee by a principal stockholder are stock-based employee compensation to be accounted for in accordance with either Opinion No. 25 or SFAS No. 123 unless the transfer clearly is for a purpose other than compensation. The accounting requirements of SFAS No. 123 became effective for transactions entered into in fiscal years beginning after December 31, 1995, and the disclosure requirements became effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion No. 25 must include the effects of all awards granted in fiscal years beginning after December 15, 1994. During the initial phase-in period, the effects of applying this Statement are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

    Bancshares elected to continue to measure compensation costs using Opinion No. 25. There were no pro forma disclosures required pursuant to SFAS No. 123 as no awards were granted in 1995 or 1996.

    SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", breaks new ground in resolving long-standing questions about whether transactions should be accounted for as secured borrowing or as sales. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings.

    A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets only if all of the following conditions are met:

 - The transferred assets have been isolated from the transferor - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

 - Each transferee obtains the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange the transferred assets, or the transferee is a qualifying special-purpose entity and the holders of beneficial interest in that entity have the right - free of conditions that constrain them from taking advantage of that right - to pledge or exchange those interests.

 - The transferor does not maintain effective control over the transferred assets through an agreement that both entities and obligates the transferor to repurchase or redeem them before their maturity, or an agreement that entitles the transferor to repurchase or redeem transferred assets are not readily obtainable.

    This Statement provides detailed measurement standards for assets and ilabilities included in these transactions. It also includes implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interest, servicing of financial assets, securitization, transfers or sales type and direct financing lease receivables, securities lending transactions, repurchase agreements, "wash sales," loan syndications and participation, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse and extinguishment of liabilities.

    The Statement supersedes FASB Statements No. 76, "Extinguishment of Debt" and No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse" and No. 122, "Accounting for Mortgage Servicing Rights", and amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in addition to clarifying or amending a number of other statements and technical bulletins. Except as amended by Statement No. 127, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted.

    The FASB was made aware that the volume of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of Statement No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of Statement No. 125 to those transactions as soon as January 1, 1997. As a result, SFAS No. 127 defers for one year the effective date (a) of paragraph 15 of Statement No. 125 and
(b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9-12 and 237(b) of Statement No. 125.

    Statement No. 127 provides additional guidance on the types of transactions for which the effective date of Statement No. 125 has been deferred. It also requires that if it is not possible to determine whether a transfer occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of Statement No. 125 should be applied to that transfer. All provisions of Statement No. 125 should continue to be applied prospectively, and earlier or retroactive application is not permitted.

ITEM 8.  FINANCIAL STATEMENTS




                       INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
Board of Directors
First Decatur Bancshares, Inc.
Decatur, Illinois


We have audited the consolidated balance sheet of First Decatur Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Decatur Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994.




/s/ GEO. S. OLIVE & CO. LLC

Decatur, Illinois
January 31, 1997

                 FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


DECEMBER 31                                              1996          1995
-------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                            $ 32,817,670  $ 37,537,548
  Federal funds sold                                   15,770,000     1,035,000
                                                   ----------------------------
    Cash and cash equivalents                          48,587,670    38,572,548
  Investment securities
    Available for sale                                 94,352,502    91,183,441
    Held to maturity                                   36,790,361    46,580,086
                                                   ----------------------------
      Total investment securities                     131,142,863   137,763,527
  Loans                                               199,895,080   189,130,209
    Allowance for loan losses                          (3,381,519)   (3,355,735)
                                                   ----------------------------
      Net loans                                       196,513,561   185,774,474
  Premises and equipment                               10,166,047    12,572,233
  Other assets                                          7,712,720     8,266,287
                                                   ----------------------------
      Total assets                                   $394,122,861  $382,949,069
                                                   ----------------------------
                                                   ----------------------------


LIABILITIES
  Deposits
    Noninterest bearing                              $ 54,672,633  $ 54,071,674
    Interest bearing                                  265,489,458   268,637,996
                                                   ----------------------------
      Total deposits                                  320,162,091   322,709,670
                                                   ----------------------------

Federal funds purchased and securities sold under
  repurchase agreements                                16,969,492     8,981,455
Federal Home Loan Bank advances                         2,500,000
U.S. Treasury demand notes                              2,332,708       824,880
Other liabilities                                       3,664,260     4,553,158
                                                   ----------------------------
      Total liabilities                               345,628,551   337,069,163
                                                   ----------------------------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Preferred stock, no par value
    Authorized and unissued -- 200,000 shares
  Common stock, $.01 par value
    Authorized-- 5,000,000 shares
    Issued 2,909,397 shares, of which 22,361 shares and
      8,820 shares were held as treasury stock            29,094        29,094
Capital surplus                                        7,853,637     7,852,780
Paid-in capital--phantom stock                           145,862        91,403
Retained earnings                                     40,797,815    37,665,237
Net unrealized gain on securities available for sale     132,666       415,031
                                                   ----------------------------
                                                      48,959,074    46,053,545
Treasury stock, at cost                                 (464,764)     (173,639)
                                                   ----------------------------
   Total stockholders' equity                         48,494,310    45,879,906
                                                   ----------------------------
   Total liabilities and stockholders' equity       $394,122,861  $382,949,069
                                                   ----------------------------
                                                   ----------------------------


See notes to consolidated financial statements.

                  FIRST DECATUR BANCSHARES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31               1996              1995            1994
-------------------------------------------------------------------------------
INTEREST INCOME
  Loans receivable
     Taxable                      $16,646,331       $15,972,588     $15,308,707
     Tax exempt                       116,411           120,716         120,254
  Investment securities
     Taxable                        7,609,289         7,274,008       6,451,721
     Tax exempt                       645,095           630,966         721,128
Federal funds sold                    421,399           656,422         254,760
Other interest income                  28,609            24,454          42,275
                                 ----------------------------------------------
      Total interest income        25,467,134        24,679,154      22,898,845
                                 ----------------------------------------------
INTEREST EXPENSE
  Deposits                         11,164,465        11,047,079       8,821,942
  Federal funds purchased and
    securities sold under
    repurchase agreements             293,105           206,442         224,655
  Federal Home Loan Bank advances      77,471
  U.S. Treasury demand notes           83,587            97,571          58,174
                                 ----------------------------------------------
       Total interest expense      11,618,628        11,351,092       9,104,771
                                 ----------------------------------------------
NET INTEREST INCOME                13,848,506        13,328,062      13,794,074
  Provision for loan losses           310,000           275,000         300,000
                                 ----------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES         13,538,506        13,053,062      13,494,074
                                 ----------------------------------------------
OTHER INCOME
  Remittance processing income      5,747,797         9,088,188       8,119,038
  Fiduciary activities              1,534,915         1,457,428       1,381,629
  Service charges on deposit
    accounts                        1,127,468         1,045,197       1,030,473
  Loan servicing fees                 293,163           163,082         155,223
  Net realized gains (losses) on
    sales of securities available
    for sale                           (7,868)            7,517          18,514
  Net gains on loan sales             117,802           140,626         113,085
  Other income                        873,485           594,069         560,249
                                 ----------------------------------------------
       Total other income           9,686,762        12,496,107      11,378,211
                                 ----------------------------------------------
OTHER EXPENSES
  Salaries and employee benefits    8,164,051        10,029,611       9,475,956
  Net occupancy expenses            1,141,855         1,205,878       1,034,298
  Equipment expenses                2,482,713         2,357,865       2,182,890
  Data processing fees                369,662           561,318         806,218
  Service charges from corresponding
    banks                             756,001         1,089,293         898,497
  Deposit and other insurance expense 222,768           563,391         870,669
  Supplies                            466,647           774,406         641,104
  Professional fees                   709,444           433,667         297,994
  Postage                             362,334           451,066         446,473
  Other expenses                    1,776,332         1,769,697       1,657,835
                                 ----------------------------------------------
         Total other expense       16,451,807        19,236,192      18,311,934
                                 ----------------------------------------------
    INCOME BEFORE INCOME TAX        6,773,461         6,312,977       6,560,351
         Income tax expense         2,253,537         2,019,717       2,127,879
                                 ----------------------------------------------
NET INCOME                         $4,519,924        $4,293,260      $4,432,472
                                 ----------------------------------------------
                                 ----------------------------------------------
NET INCOME PER SHARE                    $1.56             $1.48           $1.53
WEIGHTED AVERAGE SHARES OUTSTANDING 2,900,533         2,901,477       2,904,495

See notes to consolidated financial statements.

               FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                   COMMON STOCK                    PAID-IN                 NET UNREALIZED
                             ----------------------               CAPITAL--                 GAIN (LOSS)ON
                               SHARES                  CAPITAL     PHANTOM     RETAINED       SECURITIES       TREASURY
                             OUTSTANDING   AMOUNT      SURPLUS      STOCK      EARNINGS   AVAILABLE FOR SALE    STOCK     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1994      1,939,599  $19,396   $7,840,997              $31,211,363                     $(217,751)  $38,854,005
Stock split, April 4, 1994       969,798    9,698       (9,698)
Net income for 1994                                                           4,432,472                                   4,432,472
Cash dividends ($.38 per share)                                              (1,114,369)                                 (1,114,369)
Cumulative effect of
  change in method of
  accounting for securities                                                                   $487,829                      487,829
Net change in unrealized gain(loss)
 on securities available for sale                                                           (1,393,229)                  (1,393,229)
Paid-in capital--phantom stock                                    $33,402                                                    33,402
Net treasury stock transactions                         11,902                                                 57,798        69,700
------------------------------------------------------------------------------------------------------------------------------------

BALANCES DECEMBER 31, 1994     2,909,397   29,094    7,843,201     33,402   34,529,466        (905,400)      (159,953)   41,369,810
Net income for 1995                                                          4,293,260                                    4,293,260
Cash dividends ($.40 per share)                                             (1,157,489)                                  (1,157,489)
Net change in unrealized gain
 (loss) on securities available
 for sale                                                                                    1,320,431                    1,320,431
Paid-in capital--phantom stock                                     58,001                                                    58,001
Net treasury stock transactions                          9,579                                                (13,686)       (4,107)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1995    2,909,397   29,094    7,852,780     91,403   37,665,237         415,031       (173,639)   45,879,906
Net income for 1996                                                          4,519,924                                    4,519,924
Cash dividends ($.44 per share)                                             (1,277,085)                                  (1,277,085)
Net change in unrealized gain(loss)
 on securities available for sale                                                             (282,365)                    (282,365)
Cash payment to acquisition dissenter                  (14,763)               (110,261)                                    (125,024)
Paid-in capital--phantom stock                                     54,459                                                    54,459
Net treasury stock transactions                         15,620                                               (291,125)     (275,505)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES DECEMBER 31, 1996    2,909,397   $29,094   $7,853,637   $145,862  $40,797,815        $132,666      $(464,764)  $48,494,310
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.


               FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                          1996              1995             1994
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                   $4,519,924      $4,293,260       $4,432,472
  Adjustments to reconcile net income
    to net cash provided
    by operating activities
    Provision for loan losses                     310,000         275,000          300,000
    Amortization of goodwill                       26,234          26,236           26,236
    Depreciation                                1,720,233       1,823,086        1,598,117
    Deferred income tax                          (119,771)          5,542         (159,890)
    Investment securities amortization, net       384,845         388,336          217,849
    Investment securities (gains) losses            7,868          (7,517)         (18,514)
    Gains on loan sales                          (117,802)       (140,626)        (113,085)
    Loans originated for resale               (10,356,691)    (15,932,369)     (10,327,801)
    Proceeds from sales of loans
      originated for resale                    10,474,493      16,072,995       10,440,886
    Paid-in capital--phantom stock                 54,459          58,001           33,402
    Net change in
Other assets                                      527,333        (349,117)      (1,911,216)
Other liabilities                                (614,844)        596,936          381,008
                                            -----------------------------------------------
       Net cash provided by operating           6,816,281       7,109,763        4,899,464
        activities                          -----------------------------------------------
INVESTING ACTIVITIES
    Net change in other invested funds                                           4,000,000
    Purchases of securities available
      for sale                                (23,686,550)    (40,084,095)     (28,313,976)
    Proceeds from maturities of
      securities available for sale            16,782,157      18,504,687       14,503,467
    Proceeds from sales of securities
      available for sale                        2,983,125      11,186,551       12,011,251
    Purchases of securities held to
      maturity                                 (3,146,220)     (5,493,216)     (20,064,417)
    Proceeds from maturities of
      securities held to maturity              12,858,791       7,989,716       10,872,990
    Net change in loans                       (11,049,087)      5,262,628       (8,143,992)
    Proceeds from disposal of premises
      and equipment                             1,513,744
    Purchases of premises and equipment          (827,791)     (4,665,990)      (1,430,469)
                                            -----------------------------------------------
            Net cash used by investing         (4,571,831)     (7,299,719)     (16,565,146)
              activities                    -----------------------------------------------
FINANCING ACTIVITIES
    Net change in
     Demand and savings deposit                (3,555,276)      (3,074,262)      1,848,900
     Certificates of deposit                    1,007,697        5,223,192      15,870,384
     Federal funds purchased and securities
      sold under repurchase agreements          7,988,037          896,117       1,687,786
     U.S. Treasury demand notes                 1,507,828       (1,726,013)       (686,769)
     Federal Home Loan Bank advances            2,500,000
    Cash dividends                             (1,277,085)      (1,157,489)     (1,106,279)
    Cash payment to acquisition dissenter        (125,024)
    Net cash from (purchase) sale of
      treasury stock                             (275,505)          (4,107)         69,700
                                            -----------------------------------------------
        Net cash provided by financing          7,770,672          157,438      17,683,722
         activities                         -----------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS        10,015,122          (32,518)      6,018,040
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR   38,572,548       38,605,066      32,587,026
                                            -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR        $48,587,670      $38,572,548     $38,605,066
                                            -----------------------------------------------
                                            -----------------------------------------------
ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                             $11,689,216      $10,584,543      $8,847,758
    Income tax paid                             2,338,015        1,961,008       2,254,689
    Transfer of investment securities
       held to maturity to available
       for sale                                                 29,576,613      48,893,080

See notes to consolidated financial statements.

                 FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Decatur Bancshares, Inc. ("Company"), and its wholly owned subsidiaries, The First National Bank of Decatur ("Decatur Bank"), FirsTech, Inc. ("FirsTech"), and First Shelby Financial Group, Inc. ("First Shelby") and First Shelby's wholly owned subsidiary, First Trust Bank of Shelbyville ("Shelby Bank"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a holding company whose principal activity is the ownership and management of the subsidiaries. Decatur Bank operates under a national charter and provides full banking services, including trust services. As a national bank, Decatur Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC"). Shelby Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, Shelby Bank is subject to regulation by the Office of Banks and Real Estate, State of Illinois and the FDIC.

The Banks generate commercial, mortgage and consumer loans and receive deposits from customers located primarily in Central Illinois. The Banks' loans are generally secured by specific items of collateral including real property, consumer assets and business assets. FirsTech is a remittance processing company that provides various remittance processing services for several large utility companies.

CONSOLIDATION--The consolidated financial statements include the accounts of the Company and the subsidiaries after elimination of all material intercompany transactions and accounts.

INVESTMENT SECURITIES--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains. Gains and losses on sales of securities are determined on the specific-identification method.

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING OF CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and investment securities with a carrying value of $48,893,080 were reclassified as available for sale. This reclassification resulted in an increase to stockholders' equity, net of taxes, of $487,829.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MORTGAGE SERVICING RIGHTS on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrowers may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

ALLOWANCE FOR LOAN LOSSES is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolios and its judgment as to the impact of economic conditions on the portfolios. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolios, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 1996, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

PREMISES AND EQUIPMENT are carried at cost net of accumulated depreciation. Depreciation is computed using primarily the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

INTANGIBLE ASSETS are being amortized on a straight-line basis over fifteen years. Such assets are periodically evaluated as to the recoverability of their carrying value.

TREASURY STOCK is stated at cost. Cost is determined by the first-in, first-out method.

INCOME TAX in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiaries.

NET INCOME PER SHARE has been computed based upon the weighted average common shares outstanding during each year.

RECLASSIFICATIONS of certain amounts in the 1995 and 1994 consolidated financial statements have been made to conform to the 1996 presentation.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  BUSINESS COMBINATION

On April 1, 1996, the Company consummated a business combination with First Shelby. The Company issued 695,852 shares of common stock in exchange for the outstanding shares of First Shelby common stock. The pooling-of-interest method of accounting for business combinations was used to account for the transaction. Accordingly, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994, of the Company and First Shelby have been combined as if the combination had been in effect for each of the periods presented.

For the three month period ended March 31, 1996, the Company and First Shelby had total interest and other income of $7,778,736 and $1,150,385, and net income of $947,531 and $184,444, respectively. In addition, the Company and First Shelby paid dividends totaling $243,121 and $77,151, respectively, and the Company also had net treasury stock sales of $10,992.

Presented below is the combined condensed financial information for the Company and First Shelby.



                  PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME


                                                                      PRO FORMA
YEAR ENDED DECEMBER 31, 1995          COMPANY      FIRST SHELBY        COMBINED
-------------------------------------------------------------------------------
Total interest income                $20,382,729    $4,296,425      $24,679,154
Total interest expense                 9,254,790     2,096,302       11,351,092
                                     ------------------------------------------
  Net interest income                 11,127,939     2,200,123       13,328,062
   Provision for loan losses             275,000                        275,000
                                     ------------------------------------------
Net interest income after provision
     for loan losses                  10,852,939     2,200,123       13,053,062
Total other income                    12,180,340       315,767       12,496,107
Total other expenses                 (17,669,371)   (1,566,821)     (19,236,192)
                                     ------------------------------------------
   Income before income tax            5,363,908       949,069        6,312,977
   Income tax expense                  1,840,921       178,796        2,019,717
                                     ------------------------------------------
Net income                            $3,522,987      $770,273       $4,293,260
                                     ------------------------------------------
                                     ------------------------------------------



                                                                      PRO FORMA
YEAR ENDED DECEMBER 31, 1994          COMPANY      FIRST SHELBY        COMBINED
-------------------------------------------------------------------------------
Total interest income                $18,816,339    $4,082,506      $22,898,845
Total interest expense                 7,303,192     1,801,579        9,104,771
                                     ------------------------------------------
  Net interest income                 11,513,147     2,280,927       13,794,074
   Provision for loan losses             300,000                        300,000
                                     ------------------------------------------
Net interest income after provision
     for loan losses                  11,213,147     2,280,927       13,494,074
Total other income                    11,058,685       319,526       11,378,211
Total other expenses                 (16,732,570)   (1,579,364)     (18,311,934)
                                     ------------------------------------------
   Income before income tax            5,539,262     1,021,089        6,560,351
   Income tax expense                  1,922,408       205,471        2,127,879
                                     ------------------------------------------
Net income                            $3,616,854      $815,618       $4,432,472
                                     ------------------------------------------
                                     ------------------------------------------

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 1996, was $4,571,000.

4.  INVESTMENT SECURITIES

                                                 1996
                           -----------------------------------------------------
                                              GROSS       GROSS
                             AMORTIZED     UNREALIZED   UNREALIZED     FAIR
DECEMBER 31                    COST           GAINS       LOSSES       VALUE
--------------------------------------------------------------------------------
Available for sale
  U.S. Treasury            $ 32,416,906    $ 261,241   $ (99,222)   $ 32,578,925
  Federal agencies           54,686,279      249,647    (156,707)     54,779,219
  Mortgage-backed securities  7,037,536       35,867     (79,045)      6,994,358
                           -----------------------------------------------------
   Total available for sale  94,140,721      546,755    (334,974)     94,352,502
                           -----------------------------------------------------
Held to maturity
  U.S. Treasury               5,204,084       37,927     (14,339)      5,227,672
  Federal agencies            2,756,587       14,935     (10,057)      2,761,465
  State and municipal        14,004,848      235,232     (45,714)     14,194,366
  Mortgage-backed securities 14,824,842      118,841    (107,503)     14,836,180
                           -----------------------------------------------------
    Total held to maturity   36,790,361      406,935    (177,613)     37,019,683
                           -----------------------------------------------------
    Total investment
          securities       $130,931,082     $953,690   $(512,587)   $131,372,185
                           -----------------------------------------------------
                           -----------------------------------------------------

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                 1995
                           -----------------------------------------------------
                                              GROSS       GROSS
                             AMORTIZED     UNREALIZED   UNREALIZED     FAIR
DECEMBER 31                    COST           GAINS       LOSSES       VALUE
--------------------------------------------------------------------------------
Available for sale
  U.S. Treasury            $ 32,063,528    $  464,639  $ (79,008)   $ 32,449,159
  Federal agencies           52,428,739       466,342   (147,629)     52,747,452
  Mortgage-backed securities  6,042,745        35,942    (91,857)      5,986,830
                           -----------------------------------------------------
    Total available for sale 90,535,012       966,923   (318,494)     91,183,441
                           -----------------------------------------------------
Held to maturity
  U.S. Treasury              11,032,365       114,729    (38,829)     11,108,265
  Federal agencies            4,565,286        49,717     (9,069)      4,605,934
  State and municipal        12,207,269       254,268    (57,252)     12,404,285
  Mortgage-backed securities 18,775,166       221,698    (58,376)     18,938,488
                           -----------------------------------------------------
    Total held to maturity   46,580,086       640,412   (163,526)     47,056,972
                           -----------------------------------------------------
    Total investment
          securities       $137,115,098    $1,607,335  $(482,020)   $138,240,413
                           -----------------------------------------------------
                           -----------------------------------------------------


The amortized cost and fair value of securities held to maturity and available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   HELD TO MATURITY       AVAILABLE FOR SALE
                           -----------------------------------------------------
                              AMORTIZED     FAIR        AMORTIZED       FAIR
                                COST       VALUE           COST        VALUE
--------------------------------------------------------------------------------
Within one year             $ 4,023,914  $ 4,045,598   $19,639,335   $19,667,188

One to five years            11,771,633   11,902,320    61,466,004    61,688,756

Five to ten years             4,213,424    4,271,429     4,997,846     5,001,890

After ten years               1,956,548    1,964,156     1,000,000     1,000,310
                           -----------------------------------------------------
                             21,965,519   22,183,503    87,103,185    87,358,144
Mortgage-backed
      securities             14,824,842   14,836,180     7,037,536     6,994,358
                           -----------------------------------------------------
Totals                      $36,790,361  $37,019,683   $94,140,721   $94,352,502
                           -----------------------------------------------------
                           -----------------------------------------------------

Securities with a carrying value of approximately $75,039,000 and $72,901,000 were pledged at December 31, 1996 and 1995 to secure certain deposits and for other purposes as permitted or required by law.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Proceeds from sales of securities available for sale during 1996, 1995 and 1994 were $2,983,125, $11,186,551, and $12,011,251. Gross gains of $3,527,
$25,563, and $79,245; and gross losses of $11,395, $18,046, and $60,731 were realized on those sales.

There were no sales of securities held to maturity in 1996, 1995, or 1994.

In December 1995, the Company transferred certain securities from held to maturity to available for sale in accordance with a transition reclassification allowed by the Financial Accounting Standards Board. Such securities had a carrying value of $29,576,613 and a fair value of $29,440,772. There were no securities transferred between classifications during 1996.

With the exception of securities of the U.S. Treasury and other U.S. Government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceed 10% of stockholders' equity at December 31, 1996.



5.  LOANS AND ALLOWANCE

DECEMBER 31                                               1996          1995
-------------------------------------------------------------------------------
Commercial and industrial loans                     $ 25,742,303   $ 21,985,664
Real estate loans                                     84,220,073     79,295,603
Construction loans                                    11,658,518     10,215,131
Agricultural production financing and other
                           loans to farmers            7,836,475      7,453,035
Individuals' loans for household and other
     personal expenditures and other loans            72,377,114     73,897,978
Tax-exempt loans                                       2,033,154      2,056,218
                                                    ---------------------------
                                                     203,867,637    194,903,629
Unearned interest on loans                            (3,972,557)    (5,773,420)
                                                    ---------------------------
      Total loans                                   $199,895,080   $189,130,209
                                                    ---------------------------
                                                    ---------------------------

YEAR ENDED DECEMBER 31             1996             1995            1994
--------------------------------------------------------------------------------
Allowance for loan losses
   Balances, January 1          $3,355,735       $3,375,252      $3,258,993
   Provision for losses            310,000          275,000         300,000
   Recoveries on loans             178,652          189,115         285,830
   Loans charged off              (462,868)        (483,632)       (469,571)
                                ------------------------------------------------
   Balances, December 31        $3,381,519       $3,355,735      $3,375,252
                                ------------------------------------------------
                                ------------------------------------------------

The amounts of impaired loans outstanding at December 31, 1996 and 1995 and during 1996 and 1995 were immaterial.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Banks have entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 1996                                      $1,197,000
Changes in composition of related parties                       1,233,000
New loans, including renewals                                     975,000
Payments, etc., including renewals                               (523,000)
                                                               ----------
Balances, December 31, 1996                                    $2,882,000
                                                               ----------
                                                               ----------

6.  PREMISES AND EQUIPMENT

DECEMBER 31                                            1996              1995
--------------------------------------------------------------------------------
Land                                              $ 1,655,652      $ 1,655,652
Buildings and improvements                          8,452,756        8,496,285
Equipment                                          13,216,922       15,189,281
                                                  ------------------------------
     Total cost                                    23,325,330       25,341,218
Accumulated depreciation                          (13,159,283)     (12,768,985)
                                                  ------------------------------
     Net                                          $10,166,047      $12,572,233
                                                  ------------------------------
                                                  ------------------------------

7.  LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others totaled $64,902,000, $65,510,000, and $61,811,000 at
December 31, 1996, 1995, and 1994.

In 1996, the Company adopted SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. This Statement requires the capitalization of retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their relative fair values. SFAS No. 122 was superseded during 1996 by SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. SFAS No. 125 (as did SFAS No. 122) requires the assessment of impairment of capitalized mortgage servicing rights and requires that impairment be recognized through a valuation allowance based on the fair value of those rights. The aggregate fair value of capitalized mortgage servicing rights at December 31, 1996, totaled $101,279. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEAR ENDED DECEMBER 31                                                  1996
--------------------------------------------------------------------------------
Mortgage Servicing Rights
   Balances, January 1                                                 $      0
   Servicing rights capitalized                                         103,567
   Amortization of servicing rights                                      (2,288)
                                                                      ----------
   Balances, December 31                                               $101,279
                                                                     -----------
                                                                     -----------

8.  DEPOSITS


DECEMBER 31                                               1996          1995
--------------------------------------------------------------------------------
Demand deposits                                       $115,582,157  $121,143,547
Savings deposits                                        48,372,908    46,366,794
Certificates and other time deposits of $100,000
                                         or more        54,139,966    50,297,887
Other certificates and time deposits                   102,067,060   104,901,442
                                                      --------------------------
         Total deposits                               $320,162,091  $322,709,670
                                                      --------------------------
                                                      --------------------------

Certificates and other time deposits maturing in years ending December 31,
   1997                                                            $127,913,407
   1998                                                              21,673,825
   1999                                                               5,544,937
   2000                                                                 927,308
   2001                                                                 147,549
                                                                   ------------
                                                                   $156,207,026
                                                                   ------------
                                                                   ------------


9.  SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase totaled $16,324,492 and $8,342,048 at December 31, 1996 and 1995, and consist of obligations of the Company to other parties. The obligations are secured by various investment securities and such collateral is held by various institutions in safekeeping. The maximum amount of outstanding agreements at any month-end during 1996 and 1995 totaled $17,469,463 and $12,017,198 and the daily average of such agreements totaled $10,329,748 and $8,052,496. The agreements at December 31, 1996, mature in 1997.

Federal Home Loan Bank ("FHLB") advances, 5.8%, due January 7, 1997 are secured by first-mortgage loans. FHLB advances are subject to restrictions or penalties in the event of prepayment.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  STOCKHOLDERS' EQUITY

The Company has an employee stock option plan ("Plan") which is accounted for in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. Under this plan, the Company grants selected key officers stock option awards which vest and become fully exercisable after the fifth anniversary of date of the grant. Stock options granted under this plan shall expire ten years from date of grant. At December 31, 1996, there were options (not intended to be incentive stock options) for 18,450 shares outstanding. These options were granted on December 31, 1993, with an exercise price of $16.67 per share and a remaining contractual life of seven years. No shares have been exercised pursuant to the Plan and no shares are vested or exercisable at December 31, 1996, 1995, and 1994.

The Company adopted a deferred compensation plan for nonemployee directors of the Company effective June 30, 1994. According to the plan, a participating director may defer directors fees in a fixed income fund or, alternatively, in the form of "phantom stock units." A deferred compensation account, for those directors electing to receive phantom stock, shall be credited with phantom stock units. Phantom stock units shall also be increased by any stock dividends or stock splits declared by the Company. At December 31, 1996 and 1995, $145,862 and $91,403 had been deferred and credited to equity from this plan, which represented 7,331 and 4,717 phantom stock units.

On March 8, 1994, the stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 2,000,000 to 5,000,000 shares. Also, on March 8, 1994, the Company's Board of Directors declared a three-for-two stock split of its common stock to the stockholders. The stock split was affected by a stock distribution on April 4, 1994, and resulted in an increase of 969,798 common shares



11.  INCOME TAX


YEAR ENDED DECEMBER 31                         1996         1995          1994
--------------------------------------------------------------------------------
Income tax expense (benefit)
   Currently payable
     Federal                                $2,328,323   $1,907,430  $2,087,704
     State                                      44,985      106,745     200,065
   Deferred
     Federal                                  (119,771)       5,542    (159,890)
                                            ------------------------------------
        Total income tax expense            $2,253,537   $2,019,717  $2,127,879
                                            ------------------------------------
                                            ------------------------------------
    Reconciliation of federal statutory to
            actual tax expense
      Federal statutory income tax at 34%   $2,302,977   $2,146,412  $2,230,519
      Tax exempt interest                     (258,912)    (223,556)   (251,881)
      Nondeductible expenses                   161,301       35,366      68,621
      Effect of state income taxes              29,690       70,452     132,042
      Other                                     18,481       (8,957)    (51,422)
                                            ------------------------------------
        Actual tax expense                  $2,253,537   $2,019,717  $2,127,879
                                            ------------------------------------
                                            ------------------------------------

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A cumulative net deferred tax liability is included in other liabilities. The components are as follows:


DECEMBER 31                                                            1996          1995
---------------------------------------------------------------------------------------------
Differences in depreciation methods                                 $(411,882)     $(516,533)
Differences in accounting for loan losses                             451,544        442,108
Differences in accounting for pensions and other employee benefits   (161,871)      (200,493)
Differences in accounting for equipment sales                          68,013         92,113
Tax effect of net unrealized gain on securities available for sale    (79,115)      (233,398)
Other                                                                 (34,269)       (25,431)
                                                                    -------------------------
                                                                    $(167,580)     $(441,634)
                                                                    -------------------------
                                                                    -------------------------
Assets                                                              $ 519,557      $ 534,221
Liabilities                                                          (687,137)      (975,855)
                                                                    -------------------------
                                                                    $(167,580)     $(441,634)
                                                                    -------------------------


The income tax expense (benefit) attributed to net gains or losses on sales of securities available for sale during 1996, 1995, and 1994 was approximately $(2,700), $2,600, and $6,000.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making such commitments as they do for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:


                                                  1996                 1995
--------------------------------------------------------------------------------
Commitments to extend credit                  $50,191,000            $44,963,000
Standby letters of credit                       7,594,000              2,803,000

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks' upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party.

The Company and subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

13.  RESTRICTION ON DIVIDENDS

Without prior approval of the Comptroller of the Currency, Decatur Bank is restricted by national banking laws as to the maximum amount of dividends it can pay in any calendar year to Decatur Bank's retained net profits (as defined) for that year and the two preceding years. At January 1, 1997, Decatur Bank had available retained earnings of approximately $4,290,000 for the payment of dividends without obtaining prior regulatory approval.

Without prior approval, Shelby Bank is restricted by Illinois law and regulations of the Office of Banks and Real Estate, State of Illinois, and the FDIC as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, adjusted for defined bad debts.
 At January 1, 1997, Shelby Bank had available retained earnings of approximately $10,278,000 for the payment of dividends.

As a practical matter, the Banks restrict dividends to a lesser amount because of their goal to maintain a strong capital structure.


14.  REGULATORY CAPITAL

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate actions by the regulatory agencies that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company's and Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1996, the management of the Company believes that it meets all capital adequacy requirements to which it is subject. The most recent notification from the regulatory agencies categorized the Company and Banks as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed this categorization.

The Company's and Banks' actual and required capital amounts and ratios are as follows:


                                 ---------------------------------------------------------------
                                                           REQUIRED FOR             TO BE WELL
                                       ACTUAL            ADEQUATE CAPITAL 1        CAPITALIZED 1
                                 ---------------------------------------------------------------
DECEMBER 31, 1996                AMOUNT        RATIO    AMOUNT        RATIO      AMOUNT       RATIO
------------------------------------------------------------------------------------------------
Total capital 1 (to risk-weighted assets)
  Consolidated                   $50,756,000   24.0%    $16,969,000   8.0%                    N/A
  Decatur Bank                    32,610,000   17.5      14,859,000   8.0        $8,573,000   10.0%
  Shelby Bank                     11,378,000   51.3       1,775,000   8.0           218,000   10.0

Tier I capital 1 (to risk-weighted assets)
  Consolidated                    48,236,000   22.7       8,484,000   4.0                     N/A
  Decatur Bank                    30,277,000   16.3       7,429,000   4.0        11,144,000    6.0
  Shelby Bank                     11,265,000   50.8         887,000   4.0         1,331,000    6.0

Tier I capital 1 (to average assets)
  Consolidated                    48,236,000   12.4      15,516,000   4.0                     N/A
  Decatur Bank                    30,277,000    9.6      12,593,000   4.0        15,741,000    5.0
  Shelby Bank                     11,265,000   16.5       2,726,000   4.0         3,408,000    5.0


1 As defined by regulatory agencies

15.  EMPLOYEE BENEFIT PLANS

The Company's defined benefit pension plan covers substantially all of Decatur Bank's and FirsTech's employees. Employees accrue a benefit of 2.75% per year based on current year compensation. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Pension expense was $60,632, $58,683, and $66,638 for 1996, 1995 and 1994,
respectively.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet:






DECEMBER 31                                     1996          1995          1994
------------------------------------------------------------------------------------
Actuarial present value of
  Accumulated benefit obligation
  including vested benefits of
  $4,980,315, $4,517,738, and
  $3,547,634                                 $ 5,680,579   $ 5,191,122   $ 4,066,306
                                            -----------------------------------------
                                            -----------------------------------------
  Projected benefit obligation for
  service rendered to date                   $(7,143,765)  $(6,591,863)  $(5,108,021)

Plan assets at fair value, primarily
publicly traded stocks and bonds               8,315,335     7,547,099     6,201,000
                                            -----------------------------------------
Plan assets in excess of projected
benefit obligation                             1,171,570       955,236     1,092,979
Unrecognized net loss from
  experience different than that
  assumed                                        254,154       656,639       703,098
Unrecognized prior service cost                 (257,493)     (276,948)     (296,403)
Unrecognized net asset at January 1,
  1987 being recognized over 15 years           (530,326)     (636,390)     (742,454)
                                             -----------------------------------------
Prepaid pension cost included in
  other assets                               $   637,905   $   698,537   $   757,220
                                             -----------------------------------------
                                             -----------------------------------------
Pension expense includes the following components
  Service cost -- benefits earned
  during the year                            $   345,998   $   262,809   $   310,229
  Interest cost on projected benefit
  obligation                                     469,549       428,466       395,889
  Actual return on plan assets                (1,058,782)   (1,630,891)      (75,911)
  Net amortization and deferral                  303,867      998,299       (563,569)
                                             -----------------------------------------
                                             $    60,632   $   58,683    $    66,638
                                             -----------------------------------------
                                             -----------------------------------------
Assumptions used in the accounting were:
  Discount rate                                   7.25%        7.25%          8.50%
  Rate of increase in compensation                5.00         5.00           5.00
  Expected long-term rate of return on assets     8.50         8.50           8.50



Decatur Bank and FirsTech have a retirement savings 401(k) plan in which substantially all employees may participate. Under this plan, employees are able to make payroll deferrals not to exceed 15% of a participant's compensation. No matching contributions are made by the Company.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Decatur Bank and FirsTech also have an Employee Stock Ownership Plan covering substantially all employees. The cost of the plan is borne by Decatur Bank and FirsTech through contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors. The contributions to the plan in 1996, 1995, and 1994 were $156,000, $145,000, and $180,000, respectively.

Shelby Bank has a profit sharing plan covering substantially all employees. Profit sharing expense for this plan was $44,948, $48,215, and $43,099 for 1996, 1995 and 1994, respectively.

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS -- The fair value of cash and cash equivalents approximates carrying value.

INVESTMENT SECURITIES -- Fair values are based on quoted market prices.

LOANS -- For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

INTEREST RECEIVABLE/PAYABLE -- The fair values of interest receivable/payable approximates carrying values.

DEPOSITS -- The fair values of demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates and other time deposits approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates and other time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE
AGREEMENTS--Federal funds purchased and securities sold under repurchase agreements are short-term borrowing arrangements. The rates at December 31, 1996 and 1995 approximate market rates, thus, the fair value approximates carrying value.

U.S. TREASURY DEMAND NOTES -- The fair value of U.S. Treasury demand notes approximates carrying value.

FHLB ADVANCES -- The fair value of these borrowings approximates carrying value as the advances are short-term borrowing arrangements.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OFF-BALANCE SHEET COMMITMENTS -- Commitments include commitments to extend credit and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments are as follows:


                                                 1996                         1995
------------------------------------------------------------------------------------------------
                                          CARRYING     FAIR         Carrying         Fair
DECEMBER 31                                AMOUNT      VALUE         Amount          Value
------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents             $ 48,587,670   $ 48,587,670  $ 38,572,548   $ 38,572,548
  Investment securities
     Available for sale                   94,352,502     94,352,502    91,183,441     91,183,441
     Held to maturity                     36,790,361     37,019,683    46,580,086     47,056,972
  Loans                                  199,895,080    201,173,020   189,130,209    190,493,928
  Interest receivable                      3,492,262      3,492,262     3,489,555      3,489,555

LIABILITIES
  Deposits                               320,162,091    320,806,326   322,709,670    323,026,232
  Federal funds purchased and
  securities sold under repurchase
  agreements                              16,969,492     16,969,492     8,981,455      8,981,455
  U.S. Treasury demand notes               2,332,708      2,332,708       824,880        824,880
  FHLB advances                            2,500,000      2,500,000
  Interest payable                         2,451,541      2,451,541     2,522,129      2,522,129

OFF-BALANCE SHEET ASSETS (LIABILITIES)
  Commitments to extend credit                     0              0             0              0
  Standby letters of credit                        0              0             0              0



FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  BUSINESS INDUSTRY SEGMENTS

The Company currently operates in two industry segments. The primary business involves providing the typical banking services of generating loans and receiving deposits from customers. The Company also provides remittance processing and remittance collection services. The following is a summary of selected data for the various business segments:




                             BANKING      REMITTANCE
                             SERVICES       SERVICES     COMPANY (1)     ELIMINATIONS    TOTAL
---------------------------------------------------------------------------------------------------
1996
  Total interest and
        other income       $ 29,332,850   $ 6,230,374   $ 145,951       $   (555,279)   $ 35,153,896
  Income (loss) before
          income tax          6,182,229       773,994    (182,762)                         6,773,461
  Total assets              391,594,756     4,921,160  48,521,772        (50,914,827)    394,122,861
  Capital expenditures          520,373       307,418                                        827,791
  Depreciation and
      amortization            1,018,082       704,000      24,385                          1,746,467


1995
  Total interest and
     other income            28,041,145     9,661,407     140,191           (667,482)     37,175,261
  Income before income tax    4,874,535     1,396,064      42,378                          6,312,977
  Total assets              376,796,979     5,231,943  45,910,076        (44,989,929)    382,949,069
  Capital expenditures        2,585,557     2,080,433                                      4,665,990
  Depreciation and
      amortization              864,133       960,769      24,420                          1,849,322

1994
  Total interest and
       other income          26,167,733     8,617,163     140,247           (648,087)     34,277,056
  Income before income tax    5,182,670     1,297,874      79,807                          6,560,351
  Total assets              371,157,180     4,706,726  41,390,525        (41,173,064)    376,081,367
  Capital expenditures          526,385       902,225       1,859                          1,430,469
  Depreciation and
      amortization              719,242       881,111      24,000                          1,624,353


(1)  Excludes dividend income received from subsidiaries.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information related to services or transfers between business segments is not reflected because such items are immaterial.

Total revenue from one major customer (defined as a customer who provided in excess of ten percent of total consolidated revenue) in the remittance services segment approximated 5%, 16%, and 15% of total consolidated revenue in 1996, 1995, and 1994, respectively. FirsTech's contracts to process payments for this major customer expired in 1996 and were not renewed. The loss of these significant contracts was the main contributor to the decrease in income before income tax for 1996 for FirsTech of approximately $622,000.


18.  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                             CONDENSED BALANCE SHEET
DECEMBER 31                                               1996         1995
--------------------------------------------------------------------------------
ASSETS
 Cash                                                 $   116,135    $   263,671
 Investment in Banks                                   41,956,712     39,376,991
 Investment in FirsTech                                 5,060,941      4,746,431
 Other assets                                           1,387,984      1,522,983
                                                      --------------------------
        Total assets                                  $48,521,772    $45,910,076
                                                      --------------------------
                                                      --------------------------
LIABILITIES                                           $    27,462    $    30,170
STOCKHOLDERS' EQUITY                                   48,494,310     45,879,906
                                                      --------------------------

      Total liabilities and stockholders' equity      $48,521,772    $45,910,076

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           CONDENSED STATEMENT OF INCOME


YEAR ENDED DECEMBER 31                      1996           1995         1994
--------------------------------------------------------------------------------

INCOME
  Dividends from Banks                    $1,367,709    $1,009,659    $  923,298
  Dividends from FirsTech                    159,078       242,520       220,686
  Other income                               145,951       140,191       140,247
                                         ---------------------------------------
        Total income                       1,672,738     1,392,370     1,284,231
                                         ---------------------------------------
EXPENSES                                     328,713        97,813        60,440
                                         ---------------------------------------
Income before income tax and
  equity in undistributed income
  of subsidiaries                          1,344,025     1,294,557     1,223,791
  Income tax expense                             690         3,042         4,658
                                         ---------------------------------------
Income before equity in undistributed
  income of subsidiaries                   1,343,335     1,291,515     1,219,133
Equity in undistributed income of
            subsidiaries                   3,176,589     3,001,745     3,213,339
                                         ---------------------------------------
NET INCOME                                $4,519,924    $4,293,260    $4,432,472
                                         ---------------------------------------
                                         ---------------------------------------

                           CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                      1996           1995          1994
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                              $4,519,924    $4,293,260    $4,432,472
  Adjustments to reconcile net income
  to net cash provided by
  operating activities
  Equity in undistributed income of
           subsidiaries                   (3,176,589)   (3,001,745)   (3,213,339)
  Depreciation                                24,385        24,240        24,000
  Net changes in
Other assets                                 165,066      (308,840)      (28,620)
    Liabilities                               (2,708)        9,455       (28,189)
                                          ---------------------------------------
       Net cash provided by operating
                   activities              1,530,078     1,016,370     1,186,324
                                          ---------------------------------------
INVESTING ACTIVITIES - capital
     expenditures                                                         (1,859)
                                          ---------------------------------------
FINANCING ACTIVITIES
  Dividends paid                          (1,277,085)   (1,157,489)   (1,114,369)
  Cash payment to acquisition
      dissenter                             (125,024)
  Net treasury stock transactions           (275,505)       (4,107)       69,700
                                          ---------------------------------------
     Net cash used by financing
         activities                       (1,677,614)    (1,161,596)  (1,044,669)
                                          ---------------------------------------
NET CHANGE IN CASH                          (147,536)      (145,226)     139,796
CASH AT BEGINNING OF YEAR                    263,671        408,897      269,101
                                          ---------------------------------------
CASH AT END OF YEAR                       $  116,135      $ 263,671    $ 408,897
                                          ---------------------------------------
                                          ---------------------------------------

                                          -58-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning each person who is currently a director of Bancshares and each person who is currently an executive officer of Bancshares:


NAME                      AGE       BANCSHARES POSITION                               GENERAL INFORMATION
-----------------------   -------   -------------------------------------------       --------------------------------------------
Ritchie G. Barnett        59        Senior Vice President and  Trust Officer of       Senior Vice President and Trust Officer of
                                    the Decatur Bank                                  the Decatur Bank since 1984 and
                                                                                      employed by the Decatur Bank since 1965

Milton J. Brahier         55        Director and President of the Decatur Bank;       Director and President of the of the Decatur
                                    and Director of First Shelby and the Shelby       Bank since 1997 and employed by the
                                    Bank                                              Decatur Bank since March 1987.

J. Gerald Demirjian       64        Director of Bancshares, the Decatur Bank,         President of Climate Control Inc. in
                                    and FirsTech                                      Decatur, Illinois.  Climate Control Inc.
                                                                                      manufactures air conditioning compressors,
                                                                                      carbon seals and carburetion equipment.
                                                                                      Mr. Demirjian has been a director of
                                                                                      Bancshares since March 1995

Tom R. Dickes             69        Chairman of the Board and Director of             Chairman of the Board of Christy-Foltz Inc.,
                                    Bancshares and the Decatur Bank and               a construction contracting company located
                                    Director of FirsTech                              in Decatur, Illinois.  Mr. Dickes has been a
                                                                                      director of Bancshares since 1981

William T. Eichenauer     67        Director of Bancshares, the Decatur Bank,         Chairman and Chief Executive Officer of
                                    and FirsTech                                      Eichenauer Services, Inc., a distributor and
                                                                                      servicer of food equipment.  Mr. Eichenauer
                                                                                      has been a director of Bancshares since
                                                                                      1994.

Pete P. Grosso            61        Secretary and Treasurer of Bancshares             Secretary and Treasurer of Bancshares
                                    and Senior Vice President/Personal                since 1980 and has been Senior Vice
                                    Banking and Cashier of the Decatur Bank           President and Cashier of the Decatur Bank
                                                                                      since 1991.

Larry D. Haab             59        Director of Bancshares, the Decatur Bank,         Director, Chairman, President and Chief
                                    and FirsTech                                      Executive Officer of Illinois Power
                                                                                      Company, a public electric and gas utility.
                                                                                      He is also director of Illinova, the holding
                                                                                      company for Illinois Power Company. Mr.
                                                                                      Haab has been a director of Bancshares
                                                                                      since 1987.

Fred L. Kenney            38        Director of Bancshares, the Decatur Bank,         Attorney for Winters, Featherstun, Gaumer,
                                    and FirsTech                                      Kenney, Postlewait and Stocks.  He has
                                                                                      been a director of Bancshares since March,
                                                                                      1996.



NAME                      AGE       BANCSHARES POSITION                               GENERAL INFORMATION
-----------------------   -------   -----------------------------------------------   --------------------------------------------

Gary S. Likins            56        Director of Bancshares, the Decatur Bank,         President of BLDD Architects, Inc., an
                                    and FirsTech                                      architectural firm in Decatur, Illinois.  He
                                                                                      has been a director of Bancshares since
                                                                                      1993.

John W. Luttrell          65        Director and Chief Executive Officer of           Director and President of Bancshares since
                                    Bancshares; Director of the Decatur Bank;         1980. In addition, he has been employed
                                    Chairman of the Board and Director of             by and a Director of the Decatur Bank since
                                    FirsTech; and Director of First Shelby            1962 and 1967, respectively.

Robert M. Pancoast        51        Secretary and Treasurer of First Shelby;          Senior Vice President and Trust Officer of
                                    Senior Vice President and Trust Officer of        the Shelby Bank since 1984 and 1978,
                                    the Shelby Bank; Director of the Decatur          respectively. He has been employed by
                                    Bank and First Shelby                             and director of the Shelby Bank since 1971
                                                                                      and 1978, respectively. Mr. Pancoast has
                                                                                      been a director of the Decatur Bank since
                                                                                      May 1996.  In addition, he is President of
                                                                                      Shelbyville Abstract and Title Corporation,
                                                                                      an abstracting and title insurance firm in
                                                                                      Shelbyville.

William E. Penhallegon    51        Director of Bancshares, the Decatur Bank,         Mr. Penhallegon is a farm operator.  He has
                                    and FirsTech                                      been a director of Bancshares since 1988.

Tom Sloan                 46        Director of Bancshares, the Decatur Bank,         President and Chief Executive Officer of
                                    and FirsTech                                      Sloan Implement Co., Inc., a John Deere
                                                                                      implement dealer in Assumption, Illinois.
                                                                                      He has been a director of Bancshares
                                                                                      since March 1995.

Jack L. Tate              57        President of First Shelby and the Shelby Bank;    President of the Shelby Bank since 1972.
                                    Director of Bancshares, the Decatur               In addition, he has been employed and a
                                    Bank and First Shelby                             director of the Shelby Bank since 1960 and
                                                                                      1965, respectively.  Mr. Tate has been a
                                                                                      director of Bancshares and the Decatur Bank
                                                                                      since May 1996.

H. Gale Zacheis           58        Director of Bancshares, the Decatur Bank,         Practicing physician and surgeon in
                                    and FirsTech                                      Decatur, Illinois. He has been a director of
                                                                                      Bancshares since 1990.


ITEM 11.  EXECUTIVE COMPENSATION

    The executive officers of Bancshares do not receive compensation from Bancshares in their capacities as officers thereof, but instead receive compensation in their capacities as officers of the Decatur Bank, FirsTech and the Shelby Bank.

ANNUAL COMPENSATION

    The following table sets forth compensation for the years presented for services in all capacities for Bancshares, the Decatur Bank, FirsTech and the Shelby Bank by the President of Bancshares and the three executive officers who earned greater than $100,000 in salary and bonus during the fiscal year ended December 31, 1996. No other executive officer of Bancshares or its subsidiaries earned greater than $100,000 in salary and bonus during the fiscal year ended December 31, 1996.

                                                                               Annual Compensation (1)
                                                           -----------------------------------------------------------------
                                                                                                          All Other
                           Employee                           Year    Salary($)     Bonus($)           Compensation($)
                                                                                                            (2)
----------------------------------------------------------------------------------------------------------------------------
John W. Luttrell                                              1996      210,000       28,000               14,352.21 (3)
  Director and Chief Executive Officer of Bancshares;         1995      200,000       20,000               17,118.28
  Director of the Decatur Bank; Chairman of the Board         1994      190,000       25,000               19,695.32
  and Director of FirsTech; and Director of First Shelby

Milton J. Brahier                                             1996      120,000       16,000                5,948.26 (4)
  Director and President of the Decatur Bank; and             1995      114,500       12,000                8,784.38
  Director of First Shelby                                    1994      109,000       15,000                8,626.51

Matthew C. Graves (5)                                         1996      102,000       10,000                5,257.86 (6)
  Vice President/Financial Officer of the Decatur Bank        1995       97,000       12,000                5,270.44
  and President of FirsTech                                   1994       91,000       15,000                5,061.24

Jack L. Tate
  President of First Shelby and the Shelby Bank               1996       93,500       14,025                7,012.50 (7)
                                                              1995       87,500       13,125                6,562.50
                                                              1994       82,525       12,379                6,190.00

    (1) None of the named executive officers received any perquisites or other personal benefits, securities or property in an amount exceeding 10% of his salary and bonus during the period listed.

    (2) All allocations to Bancshares Employee Stock Ownership Plan (the "ESOP") referenced in this column represents allocations determined in the current year for service in the prior year. Bancshares has not finalized the allocations to the ESOP accounts for service in 1996.

    (3) Includes $10,542.21 in allocations to Mr. Luttrell's account under the ESOP and $3,810 in term life insurance premiums paid.

    (4) Includes $5,583.06 in allocations to Mr. Brahier's account under the ESOP and $365.20 in term life insurance premiums paid.

    (5)  Mr. Graves gave his resignation in December, effective January 10,
1997.

    (6) Includes $5,125.26 in allocations to Mr. Grave's account under the ESOP and $132.60 in term life insurance premiums paid.

    (7)  Represents Mr. Tates allocation of the Shelby Bank Profit Sharing Plan.

    The following table shows for each of the named executives the number and value of unexercised stock options at the end of fiscal year 1996.


                  FISCAL YEAR-END OPTION/SAR VALUES
                   Number of Securities Underlying          Value of Unexercised
                     Unexercised Options Held               in-the-Money Options
                       at Fiscal Year-End                    at Fiscal Year-End
Name              Exercisable   Unexercisable          Exercisable   Unexercisable (1)
--------------------------------------------------------------------------------------
John W. Luttrell       0               15,000               0                  $64,950
Milton J. Brahier      0                1,500               0                    6,495
Matthew C. Graves      0                1,200               0                    5,196
Jack L. Tate           0                    0               0                        0

    (1) Based upon an assumed fair market value of a share of Bancshares Common Stock at December 31, 1996 of $21.00.

    No stock options were granted or exercised during the 1996 fiscal year. None of the issued options were exercisable at December 31, 1996.

RETIREMENT INCOME PLAN

    Bancshares maintains The First National Bank of Decatur Retirement Income Plan ("RIP"). The RIP is a non-contributory, defined benefit plan for substantially all of the employees of the Decatur Bank and FirsTech. To be eligible to participate in the RIP an employee must have completed one year of full-time service. The amount of a participant's pension benefit depends primarily on years of employment, age at retirement, death or disability and annual compensation levels. Eligible employees accrue an annual pension benefit of 2.75% of their annual compensation. The normal retirement pension equals the sum of such annual pension benefits. Participants become fully vested in their accrued pension benefits after five years of participation in the RIP. The RIP is not integrated with Social Security. Payment of vested pension benefits normally begins at age 65 (the normal retirement age) but an early retirement benefit at a reduced level may be paid if a participant is at least 55 years of age with 5 years of service. In addition, a disability benefit will be paid before age 65 if a participant's employment is terminated by reason of a disability and participant is at least 50 years of age with 15 years of service before termination.

    As of December 31, 1996, the estimated annual pension benefits payable upon retirement at age 65 for the executive officers named above in the Summary Compensation Table are as follows: $84,000 for Mr. Luttrell, $77,000 for Mr. Brahier, $24,000 for Mr. Graves and $0 for Jack Tate. Mr. Graves gave his resignation in December, effective January 10, 1997. These estimates are based on the assumptions that each of the officers, except Mr. Graves, will remain as employees of Bancshares until age 65 without an increase from 1996 levels in the compensation included for purposes of the RIP and that the annual benefit rate remains 2.75% of total annual compensation.

DIRECTOR COMPENSATION

    During 1996, Tom R. Dickes, Chairman of the Board of Bancshares, received a monthly retainer of $2,583.33. He did not receive any other compensation for board meetings attended. All other non-employee directors of Bancshares received a monthly retainer of $416.66 in 1996. In addition, for each regular monthly Bancshares board meeting attended, each non-employee director received $350; and for each special board meeting of Bancshares, the Decatur Bank or FirsTech attended and for each committee meeting of Bancshares, the Decatur Bank or FirsTech attended, each non-employee director received $175. Directors of Bancshares who are directors of the Decatur Bank and FirsTech do not receive any additional compensation for regular monthly meetings of the boards of the Decatur and FirsTech. Employee directors do not receive any compensation for serving as directors.

    In lieu of receiving cash payments for attendance at board and committee meetings, non-employee directors of Bancshares may participate in a deferred directors compensation program which was adopted June 30, 1994. Under the plan, a non-employee director may defer director fees into a fixed income fund maintained by the trust department of the Decatur Bank or, alternatively, may receive phantom stock units in lieu of directors fees. Bancshares maintains a record of the number of phantom stock units each participating director acquires through the deferral fees. Phantom stock units are purchased at a price equal to the market price of Bancshares Common Stock based upon the most recent purchase of stock by Bancshares. Each participating director's account is increased by an amount equal to any stock dividend or stock split declared and paid by Bancshares. At December 31, 1996, 7 non-employee directors had deferred an aggregate of $145,852 in directors fees, which represented 7,331 phantom stock units.

    During 1996, directors of the Shelby Bank received $600 for each regular monthly board meeting attended and $400 for each special board meeting attended. In addition, there is a $3,500 annual retainer fee for members of the Loan Committee and Audit Committee. Jack L. Tate and Robert M. Pancoast each received a $1,000 annual retainer fee as Chairmen of the Loan and Trust Advisory Committees, respectively.

    Bancshares maintains a compensation committee consisting of six members of the Board of Directors. The following directors are members of the compensation committee: Tom Dickes, John Luttrell, Gary Likins, William Penhallegon, Fred Kenney and Gale Zacheis. Mr. Luttrell is the only executive officer who is a member of the committee. He does not serve as director of any other entity whose executive officers are members of Bancshares' compensation committee.

EMPLOYMENT CONTRACTS

         Bancshares and the Decatur Bank have entered into individual employment agreements with Messrs. Brahier and Luttrell. The agreements were made as of June 1, 1987 for an initial term of employment through December 31, 1989 and successive three-year periods thereafter. The current period expired December 31, 1995. Neither Bancshares nor either employee has delivered notice terminating such agreements; accordingly, the agreements will continue for an additional three-year period until December 31, 1998, unless sooner terminated by their respective terms. The employment agreements set forth the monthly salary and general benefits to be provided Messrs. Brahier and Luttrell. The employment agreements are terminable by the employee upon 30 days' notice to Bancshares. Bancshares may terminate the employment agreement for cause, such as fraud or illegal acts, and upon 30 days' written notice, without cause. If the employee is terminated without cause, the Decatur Bank is required to pay the employee a severance payment equal to two times the employee's then current annual salary. Messrs. Brahier and Luttrell also are entitled to receive such severance payment amount in the event of involuntary termination due to a permanent disability.

         In the event the employment agreement with Mr. Brahier or Mr. Luttrell is involuntarily terminated within two years of a change in control of the Decatur Bank, either terminated employee is entitled to receive a lump sum cash payment equal to 200% of such employee's then current base salary.
A change in control is defined in the employment agreements as the acquisition of 40% or more of the voting control of the Decatur Bank by any one person or group or a change in the majority of the board of directors following a successful tender offer, merger or other business combination.

         Bancshares and Shelby Bank have entered into an agreement with Messr. Tate. The agreement provides that Messr. Tate will be employed by the Shelby Bank in his current positions for a five year period at an agreed upon salary and benefits. The employee may be terminated with or without cause; however, if the employee is terminated without cause the Shelby Bank is required to pay the employee a severance payment equal to what the employee would have been paid under the term of the agreement and is required to allow the employee to continue to participate in all employee benefit plans as if the employee continued to be an employee of the Shelby Bank for the remaining term of the five-year period. During the term of the agreement and for a five-year period after the employee's employment is terminated ("Noncompete Period"), the employee has agreed not to compete with Bancshares within a 60-mile radius around the Shelby Bank. However, if a Change in Control relating to Bancshares or the Shelby Bank occurs, the employee will not be subject to the noncompetition provisions except that the employee will be subject to such noncompete provision during such part of the Noncompete Period the employee is paid monthly compensation equal to the employee's most recent salary. The agreement defines the term "Change in Control" to mean the acquisition by one entity, person or group (other than an entity in which Bancshares holds more than 50% of the voting stock) of 40% or more of the voting stock of Bancshares or the Shelby Bank or a change in the majority of the board of directors of Bancshares or the Shelby Bank after a successful tender offer, merger or other business combination, excluding any merger or other business combination with any entity in which Bancshares holds more than 50% of the voting stock of such entity.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding Bancshares' Common Stock beneficially owned on December 31, 1996 with respect to all persons known to Bancshares to be the beneficial owner of more than five percent of Bancshares' Common Stock, each director and nominee, each executive officer named in the Summary Compensation Table and all directors and executive officers of Bancshares as a group.

              NAME OF BENEFICIAL OWNER          NUMBER OF          % OF
                                                 SHARES          CLASS (1)
-----------------------------------------------------------    ------------
5% STOCKHOLDERS:

CEDE & Co.                                        249,431(2)       8.64%

  P.O. Box 20

  Bowling Green Station

  New York, NY 10274


The First National Bank of Decatur, as Trustee    595,167(3)      20.62%

  130 North Water Street

  Decatur, IL  62523


DIRECTORS:

Milton J. Brahier                                   6,459(4)           *

J. Gerald Demirjian                                   500              *

Tom R. Dickes                                     154,326(5)       5.35%

William T. Eichenauer                               1,000              *

Larry D. Haab                                       3,600              *

Fred L. Kenney                                      1,330(6)           *

Gary S. Likins                                        600              *

John W. Luttrell                                   29,637(7)       1.03%

Robert M. Pancoast                                 20,225              *

William E. Penhallegon                              9,242(8)           *

Tom Sloan                                           8,636              *

Jack L. Tate                                       33,500          1.16%

H. Gale Zacheis, M.D.                               3,900(9)           *


DIRECTORS AS A GROUP (13 PERSONS)                 272,955          9.45%

         *      Less than one percent.

         (1) Based upon 2,887,036 issued and outstanding shares of Bancshares Common Stock at December 31, 1996.

         (2) CEDE & Co. holds such shares as nominee for Midwest Clearing House, a clearing operation or brokerage firms. Bancshares does not have any additional information regarding the ownership of such shares.

         (3) Includes 130,325 shares held as trustee of Bancshares's ESOP and 464,842 shares held as trustee of other individual trusts, none of which beneficially holds five percent or more of Bancshares Common Stock.

         (4) Includes 2,100 shares held in an individual retirement account, 1,800 shares held in joint tenancy with his spouse and 2,559 shares (rounded to nearest whole share) in the ESOP.

         (5) Includes 133,526 shares held individually and 20,800 shares held by spouse individually.

         (6) Includes 330 shares held individually and 1,000 shares held in joint tenancy with his spouse.

         (7) Includes 12,150 shares held individually, 3,471 shares held in an individual retirement account, 11,616 shares (rounded to nearest whole share) in the ESOP and 2,400 shares held by his spouse individually.

         (8) Includes 8,942 shares held individually and 300 shares held by his spouse individually.

         (9) Includes 3,300 shares held individually and 600 shares held by his spouse individually.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since January 1, 1994, the Decatur Bank has paid Christy-Foltz Inc. a total of approximately $72,700 for construction services in connection with remodeling and repairing the Decatur Bank's offices. Tom R. Dickes, Chairman of the Board of Bancshares, is a shareholder and Chairman of the Board of Christy-Foltz Inc.

         Mr. Kenney is an attorney for Winters, Featherstun, Gaumer, Kenney, Postlewait and Stocks, a law firm in Decatur, Illinois. Bancshares does not use the services of this law firm.

         Mr. Pancoast owns and operates Shelbyville Abstract and Title Corporation, a real estate abstract and title company located in Shelbyville, Illinois, which does real estate work for the Shelby Bank. Shelby Bank utilizes Shelbyville Abstract and Title Corporation, along with other local abstract and title companies, for its real estate work. Bancshares intends to increase the real estate lending activities of the Shelby Bank.

         The Decatur Bank and the Shelby Bank has made loans to its directors, officers and employees in the ordinary course of business. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time the loan was originated for comparable transactions with non-affiliated persons and do not, in the opinion of Bancshares, involve more than the normal risk of collectibility or present any other unfavorable features. As of December 31, 1996, the Decatur Bank and the Shelby Bank had an aggregate of approximately $2.9 million of outstanding loans to its directors and executive officers and their affiliates.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Financial Statement Schedules

         The following consolidated financial statements and financial statement schedules of the registrant are filed as part of this document under Item 8, Financial Statements:

              Consolidated Balance Sheet - December 31, 1996 and 1995

              Consolidated Statement of Income - For the Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statement of Changes in Stockholders' Equity - For the Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statement of Cash Flows - For the Years Ended December 31, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements - For the Years Ended December 31, 1996, 1995 and 1994


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1996.

(c)      Exhibits

         The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST DECATUR BANCSHARES, INC.

                              By: /s/ John W. Luttrell                 3/21/97
                                  -------------------------------      -------
                                  John W. Luttrell, President and      Date
                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By: /s/ John W. Luttrell         3/21/97   By: /s/ Tom R. Dickes         3/21/97
   ----------------------------  -------       -----------------------   -------
   John W. Luttrell, President   Date          Tom R. Dickes, Chairman   Date
   and Chief Executive Officer                 of the Board

By: /s/ Craig A. Wells           3/21/97
   ----------------------------  -------
   Craig A. Wells, Principal     Date
   Financial Officer and
   Controller

By: /s/ Milton J. Brahier        3/21/97   By: /s/ Gerald Demirjian      3/21/97
   ----------------------------  -------      -------------------------  -------
   Milton J. Brahier, Director   Date         Gerald Demirjian, Director Date

By: /s/ William Eichenauer       3/21/97   By: /s/ Larry D. Haab         3/21/97
   ----------------------------  -------      -------------------------  -------
   William Eichenauer, Director  Date         Larry D. Haab, Director    Date

By: /s/ Fred L. Kenney           3/21/97   By: /s/ Gary S. Likins        3/21/97
   ----------------------------  -------      -------------------------  -------
   Fred L. Kenney, Director      Date         Gary S. Likins, Director   Date

By: /s/ William E. Penhallegon   3/21/97   By: /s/ Tom Sloan             3/21/97
   ----------------------------  -------      -------------------------  -------
   William E. Penhallegon,       Date         Tom Sloan, Director        Date
   Director

By: /s/ Jack L. Tate             3/21/97   By: /s/ H. Gale Zacheis       3/21/97
   ----------------------------  -------      -------------------------  -------
   Jack L. Tate, Director        Date         H. Gale Zacheis, M.D.,     Date
                                              Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         Bancshares Annual Report to Stockholders and Proxy Statement have been supplied supplementally to the Commission.

                                EXHIBIT INDEX




Exhibit
  No.             Description                                                   Filing or Incorporation Reference
--------    -----------------------------------------     -----------------------------------------------
3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 to
                                                          the Registrant's Form S-4, Registration
                                                          Statement, filed on December 13, 1995,
                                                          Registration No. 33-80333

3.2          Bylaws of the Company                        Incorporated by reference to Exhibit 3.2
                                                          to the Registrant's Form S-4, Registration
                                                          Statement, filed on December 13, 1995,
                                                          Registration No. 33-80333

10.1         First Decatur Bancshares, Inc. Employee      Incorporated by reference to Exhibits 10.1
             Stock Option Plan                            to the Registrant's Form S-4, Registration
                                                          Statement filed on December 13, 1995,
                                                          Registration No. 33-80333

10.2         Employment Contract dated as of June 1,      Incorporated by reference to Exhibits 10.2
             1997 with John W. Luttrell                   to the Registrant's Form S-4, Registration
                                                          Statement filed on December 13, 1995,
                                                          Registration No. 33-80333

10.3         Employment Contract dated as of June 3,      Incorporated by reference to Exhibits 10.3
             1987 with Milton J. Brahier                  to the Registrant's Form S-4, Registration
                                                          Statement filed on December 13, 1995,
                                                          Registration No. 33-80333

10.4         Employment Contract dated as of June 1,      Incorporated by reference to Exhibits 10.4
             1987 with Pete P. Grosso                     to the Registrant's Form S-4, Registration
                                                          Statement filed on December 13, 1995
                                                          Registration No. 33-80333

10.5         Employment Agreement with Jackie L.          Incorporated by reference to Exhibits 10.5
             Tate                                         to the Registrant's Form S-4, Registration
                                                          Statement filed on December 13, 1995,
                                                          Registration No. 33-80333

21.1         Subsidiaries of the Registrant               Filed herewith

27.1         Financial Data Schedule                      Filed herewith
