Form 10-Q
period 1997-03-31
FIRST DECATUR BANCSHARES INC
filed 1997-05-09
CIK 319033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from   to

                     Commission file number [            ]



                            FIRST DECATUR BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)




            DELAWARE                      33-80333             37-1085161
    (State or other jurisdiction      (Commission File      (I.R.S. Employer
        of incorporation)                Number)           Identification No.)



            130 NORTH WATER STREET, DECATUR, IL                       62523
            (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code    217-424-1111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                        Yes      X      No


2,894,033 shares of the Registrant's common stock, par value $.01 per share, were outstanding at March 31, 1997.

                        FIRST DECATUR BANCSHARES, INC.

                FORM 10-Q FOR THREE MONTHS ENDED MARCH 31, 1997

                                     INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .    1

      Item 1.     Condensed Consolidated Financial Statements  . . . .    1
      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . .    6


PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . .    9

      Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . .    9
      Item 2.     Changes in Securities  . . . . . . . . . . . . . . .    9
      Item 3.     Defaults upon Senior Securities  . . . . . . . . . .    9
      Item 4.     Submission of  Matters to a Vote of Security Holders    9
      Item 5.     Other Information  . . . . . . . . . . . . . . . . .   10
      Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . .   10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST DECATUR BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                     March 31,    December 31,
                                                        1997         1996
                                                    ___________   ____________
                                                    (Unaudited)
Assets
     Cash and due from banks                          $  35,998    $  32,818
     Federal funds sold                                  13,825       15,770
                                                      __________   __________
          Cash and cash equivalents                      49,823       48,588

     Securities available for sale                       89,112       94,352
     Securities held to maturity                         35,535       36,790
     Loans, net                                         207,130      196,514
     Premises and equipment                               9,828       10,166
     Other assets                                         7,742        7,713
                                                      __________   __________
               Total assets                           $ 399,170    $ 394,123
                                                      __________   __________
                                                      __________   __________
Liabilities
     Deposits
        Noninterest bearing                           $  58,922    $  54,673
        Interest bearing                                264,910      265,489
                                                      __________   __________
          Total Deposits                                323,832      320,162

     Federal funds purchases and securities sold under
        repurchase agreements                            16,315       16,969
     Federal Home Loan Bank loans                         2,989        2,500
     U.S. Treasury demand notes                           3,070        2,333
     Other liabilities                                    3,896        3,664
                                                      __________   __________
               Total liabilities                        350,102      345,628
                                                      __________   __________
Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000
        shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000
        shares; Issued 2,909,397 shares of which 15,364
        and 22,361 shares were held as treasury stock        29           29
     Surplus                                              7,855        7,854
     Paid-in-capital - phantom stock                        159          146
     Retained earnings                                   41,747       40,798
     Net unrealized gain (loss) on securities available
        for sale                                           (405)         133
                                                      ___________  __________
                                                         49,385       48,960
     Treasury stock, at cost                               (317)        (465)
                                                      __________   __________
               Total stockholders' equity                49,068       48,495
                                                      __________   __________
                    Total liabilities and
                       stockholders' equity           $ 399,170    $ 394,123
                                                      __________   __________
                                                      __________   __________

                        FIRST DECATUR BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   Three Months Ended
                                            March 31, 1997     March 31, 1996
                                            ______________     ______________
                                             (Unaudited)        (Unaudited)
Interest Income
     Interest on loans                         $   4,316          $   4,100
     Interest on investments                       1,993              2,046
     Interest on federal funds sold                   70                 80
     Other interest income                            35                 36
                                               _________          _________
          Total interest income                    6,414              6,262
                                               _________          _________
Interest Expense
     Interest on deposits                          2,648              2,790
     Interest on borrowings                          128                 90
                                               _________          _________
          Total interest expense                   2,776              2,880
                                               _________          _________
Net Interest Income                                3,638              3,382
     Provision for loan losses                        96                 77
                                               _________          _________
Net Interest Income After Provision for
    Loan Losses                                    3,542              3,305
                                               _________          _________
Other Income
     Trust fees                                      369                353
     Loan fee income                                 151                 68
     Remittance processing fees                    1,117              1,712
     Service charges on deposit accounts             256                269
     Security transactions, net                       15                  3
     Other                                           300                262
                                               _________          _________
          Total other income                       2,208              2,667
                                               _________          _________
Other Expenses
     Salaries and employee benefits                2,026              2,324
     Net occupancy                                   279                291
     Equipment expenses                              686                628
     Data processing fees                             60                 37
     Supplies                                        102                192
     Service charges from corresponding banks        131                244
     Other operating expenses                        616                605
                                               _________          _________
          Total other expenses                     3,900              4,321
                                               _________          _________
Income Before Income Tax                           1,850              1,651
     Income tax expense                              583                519
                                               _________          _________
          Net Income                           $   1,267          $   1,132
                                               _________          _________
                                               _________          _________

Net Income Per Share                           $    0.44          $    0.39
Dividends Per Share                                 0.11               0.11
Weighted Average Shares Outstanding            2,887,810          2,901,738

                         FIRST DECATUR BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          Three Months Ended
                                                                                  March 31,                March 31,
                                                                                    1997                     1996
                                                                                ___________              ___________
                                                                                (Unaudited)              (Unaudited)
Cash flows from operating activities:
     Net cash provided by operating activities                                  $   2,117                $    2,170
Cash flows from investing activities:
     Purchases of securities available for sale                                    (9,333)                   (4,969)
     Proceeds from maturities of securities available for sale                      7,696                     2,642
     Proceeds from sales of securities available for sale                           6,004                         0
     Purchases of securities held to maturity                                        (572)                     (564)
     Proceeds from maturities of securities held to maturity                        1,811                     3,854
     Net change in loans                                                          (10,516)                   (1,179)
     Purchases of premises and equipment                                              (43)                     (145)
                                                                                __________               ___________
          Net cash used by investing activities                                    (4,953)                     (361)
                                                                                __________               ___________
Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits         9,011                    (7,559)
          Certificates of deposit                                                  (5,341)                   (2,887)
          Federal funds purchased and securities sold under repurchase
               agreements                                                            (655)                    3,786
          Federal Home Loan Bank loans                                                489                         0
          U.S. Treasury demand notes                                                  737                     1,594
     Cash dividends                                                                  (318)                     (320)
     Net cash from sale of treasury stock                                             148                         2
                                                                                __________               ___________
          Net cash provided (used) by financing activities                          4,071                    (5,384)
                                                                                __________               ___________
Net increase (decrease) In cash and cash equivalents                                1,235                    (3,575)
Cash and cash equivalents, beginning of period                                     48,588                    38,573
                                                                                __________               ___________
Cash and cash equivalents, end of period                                        $  49,823                $   34,998
                                                                                __________               ___________
                                                                                __________               ___________
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                             $    2,760                $    2,671
          Income taxes                                                         $       10                $      140

                        FIRST DECATUR BANCSHARES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     The interim financial statements have been prepared by First Decatur Bancshares, Inc. ("Bancshares") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-
Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K for 1996 filed on March 31, 1997, registration statement filed on Form S-4 dated February 6, 1996, and Form 8-K for the acquisition of First Shelby Financial Group, Inc. filed on April 1, 1996.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of Bancshares' financial position, results of operations and cash flows for the period presented. Such adjustments were of a normal recurring nature.

     The consolidated financial statements include the accounts of Bancshares and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

ACQUISITION

     On April 1, 1996, Bancshares completed the acquisition of First Shelby Financial Group, Inc. ("First Shelby"), a bank holding company located in Shelbyville, Illinois, and its subsidiary bank, First Trust Bank of Shelbyville ("Shelby Bank"). Bancshares issued 695,852 shares of its common stock in exchange for all of the issued and outstanding shares of First Shelby. Cash of $124,200 was paid to one First Shelby dissenting shareholder for 5,481 shares. No other cash, except for fractional shares, was paid in the transaction.

     This transaction has been accounted for as a pooling of interest and accordingly, financial information preceding the date of acquisition has been restated to include the financial position and results of operations of First Shelby Financial Group, Inc. and its subsidiary First Trust Bank of Shelbyville.

NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1996, Bancshares adopted the provisions of Statement of Financial Acounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". This statement requires the capitalization of retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their fair values. SFAS No. 122 was superseded during 1996 by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities". SFAS No. 125 (as did SFAS No. 122) requires the assessment of impairment of capitalized mortgage servicing rights and requires that impairment be recognized through a valuation allowance based on the fair value of those rights. The adoption of SFAS No. 125 by Bancshares resulted in $101,000 of mortgage servicing rights being capitalized, net of amortization for the year ended December 31, 1996. During the first quarter of 1997, an additional $13,000, net of amortization, has been capitalized.

     The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If a company elects to stay with Opinion No. 25, pro forma disclosures of net income are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation. Bancshares has elected to continue to measure compensation costs using Opinion No. 25. There are no pro forma disclosures required pursuant to SFAS No. 123, as no awards were granted in 1996. Also, no awards were granted in the first quarter of 1997.

     SFAS No. 125 provides consistent standards for distinquishing transfers of financial assets that are sales from transfers that are considered borrowings as well as provides detailed measurement standards for assets and liabilities included in these transactions. The Statement supersedes FASB Statements No.
76, "Extinguishment of Debt" and No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse" and No. 122, "Accounting for Mortgage Servicing Rights", and amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in addition to clarifying or amending a number of other statements and technical bulletins. Except as amended by Statement No. 127, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted.

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

COMMON SHARES

     During the third quarter of 1996, the Company's Board of Directors approved a stock repurchase program which authorizes the repurchase of common shares to be used for the issuance of shares under the Company's employee stock option  plan.  The shares will  be repurchased from time to time in the open market or in private
transactions.   At  March  31, 1997, 8,508 shares had been repurchased.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion represents management's analysis of Bancshares results of operations for the three month periods ended March 31, 1997 and 1996 and its consolidated financial condition at March 31, 1997 as compared to December 31, 1996. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS

     Net income in the first quarter of 1997 increased to $1,267,000, up 12% from $1,132,000 earned in the same quarter of 1996. Earnings per share for the quarterly period increased to 44 cents per share, up 13% from 39 cents per share earned in the first quarter of 1996. Higher earnings were primarily due to increases in net interest income. Also, a reduction in FirsTech contracts resulted in lower remittance processing fees and contributed to lower salaries, lower employee benefits and lower correspondent bank charges.

NET INTEREST INCOME

     First quarter net interest income was $3,638,000, an increase of $256,000 or 8% compared with the first quarter of 1996. The growth in net interest income for the three month period was mainly due to increases in the volume of average earning assets, primarily in the loan area. For the three months ended March 31, 1997, average earning assets increased $7,248,000 or 3% compared to the same period in 1996.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

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

     The provision for loan losses during the first quarter of 1997 was $96,000 compared to $77,000 in 1996. The higher provisions for loan losses for the first quarter of 1997 were primarily due to higher net chargeoffs in the installment loan area.

OTHER INCOME

     Other income decreased from $2,667,000 for the three months ended March 31, 1996, to $2,208,000 for the three months ended March 31, 1997. This represents a decrease of $459,000 (17%). This decrease is attributed to a reduction in remittance processing income generated by FirsTech as the result of the loss of the Ameritech contracts, offset by an increase in loan fee income.

     Remittance processing and collecting income generated by FirsTech decreased by $595,000 or 35% during the first quarter of 1997 compared to the first quarter of 1996. The decrease in 1997 is the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed.

     Loan service fees increased $83,000 or 122% during the first quarter of 1997 compared to the first quarter of 1996. This increase is mainly attributed to an increase in fees in the commercial loan area as a result of large dollar volume loans in the first quarter of 1997.

OTHER EXPENSES

     Other expenses decreased from $4,321,000 for the three months ended March 31, 1996, to $3,900,000 for the three months ended March 31, 1997. This represents a $421,000 (10%) decrease. The decrease was attributed to decreases
in salaries   and  employee  benefits,  supplies  and  service  charges  from corresponding banks offset by an increase in equipment expenses.

     Salaries and employee benefits decreased $298,000 or 13% for the first quarter of 1997 compared to the first quarter of 1996. This decrease is mainly due to the reduction of staff at FirsTech as a result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed.

     Equipment expenses increased $58,000 or 9% for the first quarter of 1997 compared to the first quarter of 1996. This increase is mainly attributed to an increase in equipment maintenance costs on the acquisitions associated with the in-house computer system for the Decatur Bank and the image equipment for FirsTech.

     Supplies decreased $90,000 or 47% for the first quarter of 1997 compared to the first quarter of 1996. The decrease is attributed to increased efficiencies in technology related to the acquisition of an in-house computer system for the Decatur Bank and image equipment and software for FirsTech.

     Service charges decreased $113,000 or 46% for the first quarter of 1997 compared to the first quarter of 1996. This decrease is attributed to a reduction in the number of items processed by FirsTech as a result of the loss of the Ameritech contracts.

INCOME TAXES

     Income tax expense increased $64,000 or 12% for the first quarter of 1997 compared to the first quarter of 1996. Higher income tax expense in 1997 was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 31% as of March 31, 1997 and 1996.


FINANCIAL CONDITION

     Bancshares' assets increased $5,047,000 or 1.3% from December 31, 1996 to March 31, 1997. This increase was primarily due to increases in cash and cash equivalents and net loans offset by a decrease in federal funds sold and securities. The growth in total assets were funded by an increase in deposits and both short and long-term borrowings.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents increased $1,235,000 from December 31, 1996 to March 31, 1997. This change occurred due to an increase in cash and due from banks offset by a decrease in federal funds sold. Cash and due from banks increased $3,180,000 and federal funds sold decreased $1,945,000. See the consolidated statement of cash flows for the three months ended March 31, 1997, in the interim financial statements for the details representing the increase in cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

SECURITIES

     Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The book value of investment securities decreased by $6,495,000 from December 31, 1996 to March 31,1997. During the first three months of 1997, Bancshares purchased $9,905,000 ($9,333,000 classified as available-for-sale), sold $6,004,000 of securities classified as available-for-sale, and had $9,507,000 ($7,696,000 classified as available-for-sale) mature. The decrease in investments was necessary to fund loan growth for the first three months ended March 31, 1997.

LOANS

     Total loans increased by $10,616,000 from December 31, 1996 to March 31, 1997 due to an increase in commercial loans. Commercial loans increased by $10,389,000 due to increases in construction and land development and a long term commercial real estate loan.

DEPOSITS

      Total deposits increased $3,670,000 from December 31, 1996 to March 31, 1997. This increase is attributed to FirsTech customers making large deposits at the end of March to meet minimum required average deposits for the month. There has also been a shift of funds from time deposits to NOW accounts. The primary movement was $6,000,000 from the Decatur Sanitary District.

FHLB AND U.S. TREASURY DEMAND NOTES

     Federal Home Loan Bank ("FHLB") and U.S. Treasury demand notes increased $1,226,000 from December 31, 1996 to March 31, 1997. This increase is attributed to an increase of $737,000 in Treasury, Tax & Loans and a $489,000 increase in borrowings from the FHLB. A $2,500,000 short-term borrowing with FHLB matured in January of 1997. A long-term borrowing of $3,000,000 was made during the first quarter of 1997 to fund a 10 year fixed rate commercial real estate loan.

STOCKHOLDERS' EQUITY

     Total stockholders' equity rose $573,000 or 1.2% from December 31, 1996 to March 31, 1997. The increase is mainly attributed to net income of $1,267,000 less cash dividends of $318,000 and a reduction in the unrealized gain (loss) on securities available-for-sale of $538,000, net of deferred taxes.

     The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At December 31, 1996, Bancshares' consolidated Tier 1 and total risk-based capital ratios were 22.7% and 24.0%, respectively. Bancshares' leverage ratio at quarter end was 12.4%.


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Bancshares is involved from time to time in routine litigation incidental to its business. However, Bancshares' management believes that it is not a party to any material pending litigation, which, if decided adversely to Bancshares, would have a significant negative impact on the business, income, assets or operation of Bancshares. Bancshares' management is not aware of any other material threatened litigation which might involve Bancshares.


ITEM 2.    CHANGES IN SECURITIES

     Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     First Decatur Bancshares, Inc. held its annual Shareholder meeting on March 11, 1997.

     The primary purpose of the shareholder meeting was to establish the number of Directors to be elected at twelve and elect a Board of Directors for a one year term. There were 2,323,196 total shares voted out of 2,885,946 outstanding (81%). All shares voted in favor of the Directors and terms. The Board of Directors remained unchanged from 1996 with the exception of Milton Brahier who replaced Neal Lentz (retired).


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

FIRST DECATUR BANCSHARES, INC.


May 5, 1997                By:  /s/ John L. Luttrell
                                _____________________________________
                                John L. Luttrell
                                President and Chief Executive Officer

May 5, 1997                By:  /s/ Craig A. Wells
                                _____________________________________
                                Craig A. Wells
                                Principal Financial Officer