Form 10-Q
period 1997-06-30
FIRST DECATUR BANCSHARES INC
filed 1997-07-29
CIK 319033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                        Yes      X      No           .


2,888,562 shares of the Registrant's common stock, par value $.01 per share, were outstanding at June 30, 1997.

                        FIRST DECATUR BANCSHARES, INC.

            FORM 10-Q FOR THREE AND SIX MONTHS ENDED JUNE 30, 1997

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

      Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . .      10
      Item 2.     Changes in Securities  . . . . . . . . . . . . . .      10
      Item 3.     Defaults upon Senior Securities  . . . . . . . . .      10
      Item 4.     Submission of  Matters to a Vote of Security Holders    10
      Item 5.     Other Information  . . . . . . . . . . . . . . . .      10
      Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . .      10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST DECATUR BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                        June  30,                December 31,
                                                                          1997                       1996
                                                                     _____________              _____________
                                                                     (Unaudited)
Assets
     Cash and due from banks                                         $   34,421                 $   32,818
     Federal funds sold                                                     105                     15,770
          Cash and cash equivalents                                      34,526                     48,588
     Securities available for sale                                       91,121                     94,352
     Securities held to maturity                                         34,058                     36,790
     Loans, net                                                         209,853                    196,514
     Premises and equipment                                               9,661                     10,166
     Other assets                                                         8,781                      7,713
                                                                     _____________              _____________
               Total assets                                          $  388,000                 $  394,123
                                                                     =============              =============
Liabilities
     Deposits
        Noninterest bearing                                          $   53,240                 $   54,673
        Interest bearing                                                260,810                    265,489
                                                                     -------------              -------------
          Total Deposits                                                314,050                    320,162

     Federal funds purchases and securities sold under
        repurchase agreements                                            14,366                     16,969
     Federal Home Loan Bank loans                                         2,977                      2,500
     U.S. Treasury demand notes                                           3,083                      2,333
     Other liabilities                                                    3,164                      3,664
                                                                     -------------              -------------
               Total liabilities                                        337,640                    345,628
                                                                     -------------              -------------
Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000
        shares, none issued or outstanding
    Common stock, $.01 par value.  Authorized 5,000,000
        shares; Issued 2,909,397 shares of which 20,835 shares and
        22,361 shares were held as treasury stock                            29                         29
     Surplus                                                              7,858                      7,854
     Paid-in-capital - phantom stock                                        171                        146
     Retained earnings                                                   42,631                     40,798
     Net unrealized gain on securities available for sale                   100                        133
                                                                     -------------              -------------
                                                                         50,789                     48,960
     Treasury stock, at cost                                               (429)                      (465)
                                                                     -------------              -------------
               Total stockholders' equity                                50,360                     48,495
                                                                     -------------              -------------
                    Total liabilities and stockholders' equity       $  388,000                 $  394,123
                                                                     =============              =============

                        FIRST DECATUR BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              Three Months Ended                       Six Months Ended
                                                     June 30               June 30               June 30              June 30
                                                      1997                  1996                  1997                 1996
                                                   (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)
                                                   ___________           ___________           ___________          ___________
Interest Income
     Interest on loans                             $    4,437            $    4,105            $   8,826            $   8,182
     Interest on investments                            1,925                 2,051                3,918                4,097
     Interest on federal funds sold                       106                    60                  177                  140
     Other interest income                                 32                    26                   67                   61
                                                   ___________           ___________           ___________          ___________
          Total interest income                         6,500                 6,242               12,988               12,480
                                                   ___________           ___________           ___________          ___________
Interest Expense
     Interest on deposits                               2,754                 2,690                5,403                5,481
     Interest on borrowings                                95                   119                  223                  208
                                                   ___________           ___________           ___________          ___________
          Total interest expense                        2,849                 2,809                5,626                5,689
                                                   ___________           ___________           ___________          ___________
Net Interest Income                                     3,651                 3,433                7,362                6,791
     Provision for loan losses                            136                    75                  232                  152
                                                   ___________           ___________           ___________          ___________
Net Interest Income After Provision for
   Loan Losses                                          3,515                 3,358                7,130                6,639
                                                   -----------           -----------           -----------          -----------
Other Income
     Trust fees                                           379                   363                  748                  715
     Loan fee income                                      108                    68                  186                  159
     Remittance processing fees                           974                 1,463                2,091                3,250
     Service charges on deposit accounts                  278                   277                  534                  546
     Security transactions, net                            14                   (11)                  29                  (11)
     Other                                                215                   192                  515                  384
                                                   -----------           -----------           -----------          -----------
          Total other income                            1,968                 2,352                4,103                5,043
                                                   -----------           -----------           -----------          -----------
Other Expenses
     Salaries and employee benefits                     2,013                 2,009                4,039                4,333
     Net occupancy                                        269                   294                  548                  585
     Equipment expenses                                   508                   667                1,194                1,295
     Professional fees                                     94                   331                  185                  425
     Data processing fees                                  88                    98                  148                  135
     Supplies                                              91                    79                  193                  271
     Service charges from corresponding banks             134                   200                  265                  444
     Other operating expenses                             540                   542                1,064                1,053
                                                   -----------           -----------           -----------          -----------
          Total other expenses                          3,737                 4,220                7,636                8,541
                                                   -----------           -----------           -----------          -----------
Income Before Income Tax                                1,746                 1,490                3,597                3,141
     Income tax expense                                   544                   469                1,128                  988
                                                   -----------           -----------           -----------          -----------
          Net Income                               $    1,202            $    1,021            $   2,469            $   2,153
                                                   ===========           ===========           ===========          ===========

Net Income Per Share                               $     0.42            $     0.35            $    0.85            $    0.74
Dividends Per Share                                      0.11                  0.11                 0.22                 0.22
Weighted Average Shares Outstanding                 2,892,943             2,902,009            2,890,390            2,901,974

                        FIRST DECATUR BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                               Six Months Ended
                                                                                  June 30,                      June 30,
                                                                                    1997                          1996
                                                                                 (Unaudited)                   (Unaudited)
                                                                                 ------------                  ------------
Cash flows from operating activities:
     Net cash provided by operating activities                                   $    2,234                    $   2,443
Cash flows from investing activities:
     Purchases of securities available for sale                                     (13,399)                     (11,135)
     Proceeds from maturities of securities available for sale                       10,460                        5,828
     Proceeds from sales of securities available for sale                             5,994                        2,999
     Purchases of securities held to maturity                                        (2,135)                      (1,872)
     Proceeds from maturities of securities held to maturity                          4,682                        5,667
     Net change in loans                                                            (13,571)                      (6,551)
     Purchases of premises and equipment                                               (243)                        (352)
                                                                                 ------------                  ------------
          Net cash used by investing activities                                      (8,212)                      (5,416)
                                                                                 ------------                  ------------
Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits          (2,151)                      (4,117)
          Certificates of deposit                                                    (3,961)                          623
          Federal funds purchased and securities sold under repurchase
               agreements                                                            (2,603)                        3,832
          Federal Home Loan Bank loans                                                  477                        3,500
          U.S. Treasury demand notes                                                    750                        2,232
     Cash dividends                                                                    (636)                        (869)
     Net cash from sale of treasury stock                                                40                           30
                                                                                 ------------                  ------------
          Net cash used by financing activities                                      (8,084)                        5,231
                                                                                 ------------                  ------------

Net increase (decrease) In cash and cash equivalents                                (14,062)                        2,258
Cash and cash equivalents, beginning of period                                       48,588                        38,572
                                                                                 ------------                  ------------
Cash and cash equivalents, end of period                                         $   34,526                    $   40,830
                                                                                 ============                  ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                               $    5,652                    $    5,728
          Income taxes                                                           $    1,152                    $    1,128

                                        Page 3

                        FIRST DECATUR BANCSHARES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     The interim financial statements have been prepared by First Decatur Bancshares, Inc. ("Bancshares") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-
Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in Bancshares' Form 10-K for 1996 filed on March 31, 1997, registration statement filed on Form S-4 dated February 6, 1996, and Form 8-K for the acquisition of First Shelby Financial Group, Inc. filed on April 1, 1996.

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

     On May 13, 1997, First Shelby was dissolved and its subsidiary, First Trust Bank of Shelbyville, is now a wholly owned subsidiary of Bancshares. The net assets of First Shelby totaled $11,492,000 on May 13, 1997 and were transferred to Bancshares.

NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1996, Bancshares adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage
Servicing Rights".   This statement requires  the  capitalization  of  retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their fair values. SFAS No. 122 was superseded during 1996 by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities". SFAS No. 125 (as did SFAS No. 122) requires the assessment of impairment of capitalized mortgage servicing rights and requires that impairment be recognized
through a valuation allowance based on the fair value of those rights.   The
adoption of SFAS No.125 by Bancshares resulted in $101,000 of mortgage servicing rights being capitalized, net of amortization for the year ended December 31, 1996. For the six months ended June 30, 1997, an additional $36,000, net of amortization, has been capitalized.

     The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If a company elects to stay with Opinion No. 25, pro forma disclosures of net income are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation. Bancshares has elected to continue to measure compensation costs using Opinion No. 25. There are no pro forma disclosures required pursuant to SFAS No. 123, as no awards were granted in 1996. Also, no awards were granted in the first or second quarter of 1997.

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

COMMON SHARES

     During the third quarter of 1996, Bancshares' Board of Directors approved a stock repurchase program which authorizes the repurchase of common shares to be used for the issuance of shares under Bancshares' employee stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. At June 30, 1997, 13,979 shares had been repurchased.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion represents management's analysis of Bancshares' results of operations for the three and six month periods ended June 30, 1997 and 1996 and its consolidated financial condition at June 30, 1997 as compared to December 31, 1996. This discussion should be read in conjunction with Bancshares' unaudited condensed consolidated financial statements and notes thereto.

     On April 1, 1996, Bancshares completed the acquisition of First Shelby and the Shelby Bank. As a result of the merger, First Shelby and the Shelby Bank became wholly owned subsidiaries of Bancshares. The acquisition was accounted for as a pooling of interests and, accordingly, the financial condition and results of operations of Bancshares, First Shelby and the Shelby Bank have been combined as if the combination had been in effect for each of the periods presented. Effective May 13, 1997, First Shelby was dissolved, with the net assets transferred to Bancshares.


RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS

     Net income in the second quarter of 1997 increased to $1,202,000, up 18% from $1,021,000 earned in the same quarter of 1996. Earnings per share for the quarterly period increased to 42 cents per share, up 20% from 35 cents per share earned in the second quarter of 1996. For the six months ended June 30, 1997, net income was $2,469,000, up 15% compared to $2,153,000 for the first half of 1996. Earnings per share for the six month period were 85 cents, up 15% compared to 74 cents in the same period in 1996. Higher earnings in both periods were primarily due to increases in net interest income. Also, a reduction in FirsTech contracts resulted in lower remittance processing fees and contributed to lower salaries, lower employee benefits and lower correspondent bank charges.

NET INTEREST INCOME

     Second quarter net interest income was $3,651,000, an increase of $218,000 or 6% compared with the second quarter of 1996. For the six months ended June 30, 1997, net interest income increased $571,000 or 8% compared to 1996. The growth in net interest income for both periods was mainly due to increases in the volume of average earning assets, primarily in the loan area. For the six months ended June 30, 1997, average earning assets increased $10,684,000 or 3% compared to the same period in 1996.

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

     The provision for loan losses during the second quarter of 1997 was $136,000 compared to $75,000 in 1996. For the six month period ended June 30, 1997, the provision for loan losses were $232,000 compared to $152,000 for the same period in 1996. The higher provisions for loan losses were primarily due to higher net chargeoffs in the installment loan area and the increase in total loans outstanding.

OTHER INCOME

     Other income for the three months ended June 30, 1997, decreased $384,000 or 16% compared to the same period in 1996. On a year-to-date basis, other income decreased $940,000 or 19% compared to the six month period in 1996. For the three month period, the decrease is attributed to a reduction in remittance processing income generated by FirsTech as the result of the loss of the Ameritech contracts offset by an increase in loan fee income. For the six month period, the decrease is attributed to a reduction in FirsTech remittance processing income offset by an increase in loan fee income and other income.

     For the three and six months ended June 30, 1997, remittance processing and collecting income generated by FirsTech decreased by $489,000 (33%) and $1,159,000 (36%), respectively, compared to the same periods in 1996. The decrease in 1997 is the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed.

     Loan fee income for the three month period ended June 30, 1997, increased $40,000 or 59% over the same period in 1996. On a year to date basis, loan fee income increased $27,000 or 17% compared to the six month period in 1996. This increase is mainly attributed to an increase in fees in the commercial and real estate loan areas as a result of large dollar volume loans in the first half of 1997.

     Other income increased $131,000 or 34% for the six months ended June 30, 1997, compared to the same period in 1996. This increase is mainly attributed to gains on the sale of remittance processing machines by FirsTech and an increase in brokerage commissions for the first six months of 1997 compared to 1996.

OTHER EXPENSES

     Other expenses decreased from $4,220,000  for  the three months ended June
30,  1996,  to  $3,737,000  for  the three months ended June  30,  1997.   This
represents a $483,000 (11%) decrease and was attributed to decreases in professional fees, equipment expenses and service charges from corresponding banks. For the six months ended June 30, 1997, other expenses decreased $905,000 or 11% compared to the same period in 1996. This decrease was attributed to decreases in salaries and employee benefits, professional fees, equipment expenses, supplies, and service charges from corresponding banks.

     Salaries and employee benefits decreased $294,000 or 7% for the first six months of 1997 compared to the first six months of 1996. This decrease is mainly due to the reduction of staff at FirsTech during the first quarter of 1996 as a result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed.

     Professional fees decreased $237,000 or 72% for the second quarter of 1997 compared to the second quarter of 1996. For the six months ended June 30, 1997, professional fees decreased $240,000 or 56% compared to the same period in 1996. The decrease for both periods was attributed to the professional fees associated with the acquisition of First Shelby that were expensed on April 1, 1996, upon consummation of the acquisition.

     Equipment expenses decreased $159,000 or 24% for the second quarter of 1997 compared to the second quarter of 1996. For the six months ended June 30, 1997, equipment expenses decreased $101,000 or 8% compared to the same period in 1996. The decrease in both periods is mainly attributed to a reduction in machine maintenance costs as the result of lower usage of equipment due to loss of the Ameritech contracts. The additional decrease in the second quarter of 1997 was the result of lower depreciation due to the sale of remittance processing machines by FirsTech.

     Supplies decreased $78,000 or 29% for the first half of 1997 compared to the first half of 1996. The decrease is attributed to increased efficiencies in technology related to the acquisition of an in-house computer system for the Decatur Bank and image equipment and software for FirsTech.

     For the three months ended June 30, 1997, service charges decreased $66,000 or 33% compared to the same period in 1996. Service charges decreased $179,000 or 40% for the first half of 1997 compared to the first half of 1996. The decrease in both periods is attributed to a reduction in the number of items processed by FirsTech as a result of the loss of the Ameritech contracts.

INCOME TAXES

     Income tax expense increased $75,000 or 16% for the second quarter of 1997 compared to the second quarter of 1996. Income taxes increased $140,000 or 14% for the first six months of 1997, compared to the first six months of 1996. Higher income tax expense for both periods was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 31% as of June 30, 1997 and 1996.

FINANCIAL CONDITION

     Bancshares' assets decreased $6,123,000 or 1.6% from December 31, 1996 to June 30, 1997. This decrease was primarily due to decreases in cash and cash equivalents and securities offset by an increase in net loans. The reduction in total assets was offset by a decrease in deposits and federal funds purchased and securities sold under repurchase agreements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents decreased $14,062,000 from December 31, 1996 to June 30, 1997. This change occurred due to an increase in cash and due from banks of $1,603,000 offset by a decrease in federal funds sold of $15,665,000. See the consolidated statement of cash flows for the six months ended June 30, 1997, in the interim financial statements for the details representing the decrease in cash and cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth.

SECURITIES

     Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The book value of investment securities decreased by $5,963,000 from December 31, 1996 to June 30,1997. During the first six months of 1997, Bancshares purchased $15,534,000 ($13,399,000 classified as available-for-sale), sold $5,994,000 of securities classified as available-for-sale, and had $15,142,000 ($10,460,000 classified as available-for-sale) mature. The decrease in investments was necessary to fund loan growth for the first six months ended June 30, 1997.

LOANS

     Total loans increased by $13,339,000 from December 31, 1996 to June 30, 1997 due mainly to an increase in commercial loans offset by a decrease in consumer loans. Commercial loans increased by $14,662,000 due to increases in construction and land development and a long term commercial real estate loan. Consumer loans decreased by $1,363,000.

DEPOSITS

      Total deposits decreased $6,112,000 from December 31, 1996 to June 30, 1997. This decrease is attributed to the cancellation of a $4,000,000 certificate of deposit by the Decatur School District and the cancellation of a $1,500,000 certificate of deposit by the Village of Mt. Zion.

STOCKHOLDERS' EQUITY

     Total stockholders' equity rose $1,865,000 or 4% from December 31, 1996 to June 30, 1997. The increase is mainly attributed to net income of $2,469,000 less cash dividends of $636,000.

     The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At March 31, 1997, Bancshares' consolidated Tier 1 and total risk-based capital ratios were 19.8% and 21.1%, respectively. Bancshares' leverage ratio at March 31, 1997, was 13.1%.

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

FIRST DECATUR BANCSHARES, INC.



July 29, 1997              By:   /s/ John W. Luttrell
                                 --------------------------------------
                                 John W. Luttrell
                                 President and Chief Executive Officer



July 29, 1997              By:   /s/ Craig A. Wells
                                 --------------------------------------
                                 Craig A. Wells
                                 Principal Financial Officer