Form 10-Q
period 1997-09-30
FIRST DECATUR BANCSHARES INC
filed 1997-10-30
CIK 319033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                        Yes      X      No


2,878,487 shares of the Registrant's common stock, par value $.01 per share, were outstanding at September 30, 1997.

                        FIRST DECATUR BANCSHARES, INC.

         FORM 10-Q FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .    1

      Item 1.     Condensed Consolidated Financial Statements  . . . .    1
      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . .    6


PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . .   11

      Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . .   11
      Item 2.     Changes in Securities  . . . . . . . . . . . . . . .   11
      Item 3.     Defaults upon Senior Securities  . . . . . . . . . .   11
      Item 4.     Submission of  Matters to a Vote of Security Holders   11
      Item 5.     Other Information  . . . . . . . . . . . . . . . . .   11
      Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .   11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST DECATUR BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                           September 30,              December 31,
                                                               1997                       1996
                                                           -------------              -------------
                                                            (Unaudited)
Assets
     Cash and due from banks                               $      29,210              $      32,818
     Federal funds sold                                           11,475                     15,770
                                                           --------------             --------------
          Cash and cash equivalents                               40,685                     48,588

     Securities available for sale                                89,116                     94,352
     Securities held to maturity                                  34,244                     36,790
     Loans, net                                                  204,211                    196,514
     Premises and equipment                                        9,378                     10,166
     Other assets                                                  8,974                      7,713
                                                           --------------             --------------
               Total assets                                $     386,608              $     394,123
                                                           --------------             --------------
                                                           --------------             --------------
Liabilities
     Deposits
        Noninterest bearing                                $      49,507              $      54,673
        Interest bearing                                         263,196                    265,489
                                                           --------------             --------------
          Total Deposits                                         312,703                    320,162
     Federal funds purchases and securities sold under
        repurchase agreements                                     12,598                     16,969
     Federal Home Loan Bank loans                                  2,966                      2,500
     U.S. Treasury demand notes                                    3,096                      2,333
     Other liabilities                                             3,972                      3,664
                                                           --------------             --------------
               Total liabilities                                 335,335                    345,628

Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000
        shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000
        shares; Issued 2,909,397 shares of which 30,910
        shares and 22,361 shares were held as treasury
        stock                                                         29                         29
     Surplus                                                       7,858                      7,854
     Paid-in-capital - phantom stock                                 184                        146
     Retained earnings                                            43,498                     40,798
     Net unrealized gain on securities available for sale            344                        133
                                                           --------------             --------------
                                                                  51,913                     48,960
     Treasury stock, at cost                                        (640)                      (465)
                                                           --------------             --------------
               Total stockholders' equity                         51,273                     48,495
                                                           --------------             --------------
                    Total liabilities and
                       stockholders' equity                $     386,608              $     394,123
                                                           --------------             --------------
                                                           --------------             --------------

                        FIRST DECATUR BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                          Three Months Ended                          Nine Months Ended
                                                  September 30          September 30          September 30         September 30
                                                      1997                  1996                  1997                 1996
                                                   (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)
                                                  ------------          ------------          ------------         ------------
Interest Income
     Interest on loans                            $     4,461           $     4,299           $    13,287          $    12,481
     Interest on investments                            1,894                 2,027                 5,812                6,124
     Interest on federal funds sold                       112                   126                   289                  266
     Other interest income                                 30                    25                    96                   86
                                                  ------------          ------------          ------------         ------------
          Total interest income                         6,497                 6,477                19,484               18,957
                                                  ------------          ------------          ------------         ------------
Interest Expense
     Interest on deposits                               2,833                 2,836                 8,235                8,317
     Interest on borrowings                                96                   104                   319                  312
                                                  ------------          ------------          ------------         ------------
          Total interest expense                        2,929                 2,940                 8,554                8,629
                                                  ------------          ------------          ------------         ------------
Net Interest Income                                     3,568                 3,537                10,930               10,328
     Provision for loan losses                            137                    77                   369                  229
                                                  ------------          ------------          ------------         ------------
Net Interest Income After Provision for
   Loan Losses                                          3,431                 3,460                10,561               10,099
                                                  ------------          ------------
Other Income
     Trust fees                                           384                   368                 1,132                1,083
     Loan fee income                                      147                    65                   333                  224
     Remittance processing fees                         1,046                 1,355                 3,136                4,605
     Service charges on deposit accounts                  260                   287                   794                  833
     Security transactions, net                            15                    17                    43                    6
     Other                                                254                   210                   770                  594
                                                  ------------          ------------          ------------         ------------
          Total other income                            2,106                  2302                 6,208                7,345
                                                  ------------          ------------          ------------         ------------
Other Expenses
     Salaries and employee benefits                     1,997                 1,987                 6,036                6,320
     Net occupancy                                        299                   279                   847                  864
     Equipment expenses                                   524                   596                 1,718                1,891
     Professional fees                                    107                   200                   292                  625
     Data processing fees                                  60                   139                   208                  274
     Supplies                                             107                    90                   300                  361
     Service charges from corresponding banks             125                   191                   390                  635
     Other operating expenses                             510                   559                 1,574                1,612
                                                  ------------          ------------          ------------         ------------
          Total other expenses                          3,729                 4,041                11,365               12,582
                                                  ------------          ------------          ------------         ------------
Income Before Income Tax                                1,808                 1,721                 5,404                4,862
     Income tax expense                                   567                   611                 1,694                1,599
                                                  ------------          ------------          ------------         ------------
          Net Income                              $     1,241           $     1,110           $     3,710          $     3,263
                                                  ------------          ------------          ------------         ------------
                                                  ------------          ------------          ------------         ------------
Net Income Per Share                              $      0.43           $      0.38           $      1.29          $      1.12
Dividends Per Share                                      0.13                  0.11                  0.35                 0.33
Weighted Average Shares Outstanding                 2,881,265             2,902,542             2,887,315            2,902,098

                        FIRST DECATUR BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                 Nine Months Ended
                                                                        September 30,                September 30,
                                                                            1997                         1996
                                                                         (Unaudited)                  (Unaudited)
                                                                        -------------                -------------
Cash flows from operating activities:
     Net cash provided by operating activities                          $      4,343                 $      4,283
Cash flows from investing activities:
     Purchases of securities available for sale                              (19,696)                     (12,535)
     Proceeds from maturities of securities available for sale                19,090                        8,166
     Proceeds from sales of securities available for sale                      5,994                        3,991
     Purchases of securities held to maturity                                 (4,343)                      (1,996)
     Proceeds from maturities of securities held to maturity                   6,443                        9,018
     Net change in loans                                                      (7,596)                     (13,913)
     Disposal of premises and equipment                                            0                        1,514
     Purchases of premises and equipment                                        (351)                        (601)
                                                                        -------------                -------------
          Net cash used by investing activities                                 (459)                      (6,356)
                                                                        -------------                -------------
Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and savings
               deposits                                                        (2,211)                     (14,403)
          Certificates of deposit                                              (5,248)                       6,209
          Federal funds purchased and securities sold under repurchase
               agreements                                                      (4,371)                       9,187
          Federal Home Loan Bank loans                                            466                        2,500
          U.S. Treasury demand notes                                              763                        2,352
     Cash dividends                                                            (1,011)                        (959)
     Net cash from (purchase) sale of treasury stock                             (175)                          30
                                                                         -------------               --------------
          Net cash provided (used) by financing activities                    (11,787)                       4,916
                                                                         -------------               --------------
Net increase (decrease) In cash and cash equivalents                           (7,903)                       2,843
Cash and cash equivalents, beginning of period                                 48,588                       38,572
                                                                         -------------               --------------
Cash and cash equivalents, end of period                                 $     40,685                $      41,415
                                                                         -------------               --------------
                                                                         -------------               --------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                       $      8,554                $       8,784
          Income taxes                                                   $      1,432                $       1,828

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

NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1996, Bancshares adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage
Servicing Rights".   This statement requires  the  capitalization  of  retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their fair values. SFAS No. 122 was superseded during 1996 by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities". SFAS No. 125 (as did SFAS No. 122) requires the assessment of impairment of capitalized mortgage servicing rights and requires that impairment be recognized
through a valuation allowance based on the fair value of those rights.   The
adoption of SFAS No. 125 by Bancshares resulted in $101,000 of mortgage servicing rights being capitalized, net of amortization for the year ended December 31, 1996. For the nine months ended September 30, 1997, an additional $69,000, net of amortization, has been capitalized.

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If a company elects to stay with Opinion No. 25, pro forma disclosures of net income are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation. Bancshares has elected to continue to measure compensation costs using Opinion No. 25. There are no pro forma disclosures required pursuant to SFAS No. 123, as no awards were granted in 1996. Also, no awards were granted in the first three quarters of 1997.

     SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered borrowings as well as provides detailed measurement standards for assets and liabilities included in these transactions. The Statement supersedes FASB Statements No. 76, "Extinguishment of Debt" and No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse" and No. 122, "Accounting for Mortgage Servicing Rights", and amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in addition to clarifying or amending a number of other statements and technical bulletins. Except as amended by Statement No. 127, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted.

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

     The FASB has issued SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the disclosure on the face of the income statement of basic earnings per share and, for entities with complex capital structures, diluted earnings per share. The objective of this Statement is to simplify the computation of earnings per share and to make the U.S. standard more compatible with the earnings per share standards of other countries and the International Accounting Standards Committee. This Statement is effective for periods ending after December 15, 1997.

     The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting and display of all components of comprehensive income. Comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on securities available for sale. The Standard requires that an institution display comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements that constitute a full set of financial statements. SFAS No. 130 is effective for years beginning after December 15, 1997.

     The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 defines the appropriate basis for defining segments, describes which accounting principles and allocations to be used, lists the specific items of information that should be disclosed and discusses the disclosures for condensed financial statements for interim periods. SFAS No. 131 applies only to public business enterprises with more than one segment. Public business enterprises include those that have debt or equity securities that are traded in a public market, including local or regional markets, and those that provide financial statements for the purpose of issuing any class of securities in a public market. This Statement is effective for fiscal years beginning after December 15, 1997.

COMMON SHARES

     During the third quarter of 1996, Bancshares' Board of Directors approved a stock repurchase program which authorizes the repurchase of common shares to be used for the issuance of shares under Bancshares' employee stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. At September 30, 1997, 24,054 shares had been repurchased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion represents management's analysis of Bancshares' results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its consolidated financial condition at September 30, 1997 as compared to December 31, 1996. This discussion should be read in conjunction with Bancshares' unaudited condensed consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS

     Net income in the third quarter of 1997 increased to $1,241,000, up 12% from $1,110,000 earned in the same quarter of 1996. Earnings per share for the quarterly period increased to 43 cents per share, up 13% from 38 cents per share earned in the third quarter of 1996. For the nine months ended September 30, 1997, net income was $3,710,000, up 14% compared to $3,263,000 for the first three quarters of 1996. Earnings per share for the nine month period ended September 30, 1997 were $1.29, up 15% compared to $1.12 in the same period in 1996. Higher earnings in both periods were primarily due to increases in net interest income offset by an increase in the provision for loan losses. Also, a reduction in FirsTech contracts resulted in lower remittance processing fees and contributed to lower salaries, lower employee benefits and lower correspondent bank charges.

NET INTEREST INCOME

     For the nine months ended September 30, 1997, net interest income increased $602,000 or 6% compared to 1996. The growth in net interest income for the nine month period ended September 30, 1997, was mainly due to increases in the volume of average earning assets, primarily in the loan area. For the nine months ended September 30, 1997, average earning assets increased $5,168,000 or 2% compared to the same period in 1996.

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

     The provision for loan losses during the third quarter of 1997 was $137,000 compared to $77,000 in 1996. For the nine month period ended September 30, 1997, the provision for loan losses were $369,000 compared to $229,000 for the same period in 1996. The higher provisions for loan losses were primarily due to higher net chargeoffs in the installment loan area and the increase in total loans outstanding.

OTHER INCOME

     Other income for the three months ended September 30, 1997, decreased $196,000 or 9% compared to the same period in 1996. On a year-to-date basis, other income decreased $1,137,000 or 15% compared to the nine month period in 1996. For both the three month and nine month periods, the decrease is attributed to a reduction in remittance processing income generated by FirsTech as the result of the loss of the Ameritech contracts offset by an increase in loan fee income and other income.

     For the three and nine months ended September 30, 1997, remittance processing and collecting income generated by FirsTech decreased by $309,000 (23%) and $1,469,000 (32%), respectively, compared to the same periods in 1996. The decrease in 1997 is the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed.

     Loan fee income for the three month period ended September 30, 1997, increased $82,000 or 126% over the same period in 1996. On a year to date basis, loan fee income increased $109,000 or 49% compared to the nine month period in 1996. For the three month period, the increase is mainly attributed to an increase in mortgage loan processing and servicing right income as a result of the sale of residential mortgage loans in the secondary market to Federal National Mortgage Association ("FNMA"). For the nine month period, the increase is attributed to an increase in fees in the commercial and real estate loan areas as a result of large dollar volume loans in the first half of 1997 as well as the sale of residential mortgage loans in the secondary market to FNMA.

     For the three months ended September 30, 1997, other income increased $44,000 or 21% compared to the same period in 1996. Other income increased $176,000 or 30% for the nine months ended September 30, 1997, compared to the same period in 1996. The increase for both periods is mainly attributed to gains on the sale of remittance processing machines by FirsTech and an increase in brokerage commissions and ATM fees for the first nine months of 1997 compared to 1996.


OTHER EXPENSES

     Other expenses decreased from $4,041,000 for the three months ended September 30, 1996, to $3,729,000 for the three months ended September 30, 1997. This represents a $312,000 (8%) decrease and was attributed to decreases in professional fees, equipment expenses, data processing fees and service charges from corresponding banks. For the nine months ended September 30, 1997, other expenses decreased $1,217,000 or 10% compared to the same period in 1996. This decrease was attributed to decreases in salaries and employee benefits, professional fees, equipment expenses, data processing fees, supplies, and service charges from corresponding banks.

     Salaries and employee benefits decreased $284,000 or 4% for the first nine months of 1997 compared to the first nine months of 1996. This decrease is mainly due to the reduction of staff at FirsTech during the first quarter of 1996 as a result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed.

     Professional fees decreased $93,000 or 47% for the third quarter of 1997 compared to the third quarter of 1996. For the nine months ended September 30, 1997, professional fees decreased $333,000 or 53% compared to the same period in 1996. The decrease for both periods was attributed to the professional fees associated with the acquisition of First Shelby that were expensed on April 1, 1996, upon consummation of the acquisition.

     Equipment expenses decreased $72,000 or 12% for the third quarter of 1997 compared to the third quarter of 1996. For the nine months ended September 30, 1997, equipment expenses decreased $173,000 or 9% compared to the same period in 1996. The decrease in both periods is mainly attributed to a reduction in machine maintenance costs as the result of lower usage of equipment due to loss of the Ameritech contracts. The additional decrease in the third quarter of 1997 was the result of lower depreciation due to the sale of remittance processing machines by FirsTech.

     For the three months ended September 30, 1997, data processing fees decreased $79,000 or 57% compared to the same period in 1996. Data processing fees decreased $66,000 or 24% for the first nine months of 1997 compared to the first nine months of 1996. Also, supplies decreased $61,000 or 17% for the first nine months of 1997 compared to the first nine months of 1996. The decrease in data processing fees and supplies is attributed to increased efficiencies in technology related to the acquisition of an in-house computer system for the Decatur Bank and image equipment and software for FirsTech.

     For the three months ended September 30, 1997, service charges decreased $66,000 or 35% compared to the same period in 1996. Service charges decreased $245,000 or 39% for the first nine months of 1997 compared to the first nine months of 1996. The decrease in both periods is attributed to a reduction in the number of items processed by FirsTech as a result of the loss of the Ameritech contracts.

INCOME TAXES

     Income tax expense increased $95,000 or 6% for the first nine months of 1997, compared to the first nine months of 1996. Higher income tax expense was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 31% and 33%, respectively, as of September 30, 1997 and 1996.

FINANCIAL CONDITION

     Bancshares' total assets decreased $7,515,000 or 2% from December 31, 1996 to September 30, 1997. This decrease was primarily due to a decline in deposits and short term borrowings of $7,500,000 and $3,100,000, respectively, offset by a $2,800,000 increase in stockholders' equity due to earnings. This decline in funding of $7,800,000 and the $7,700,000 loan growth resulted in a decrease of liquid assets and investments of $7,900,000 and $7,800,000, respectively.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents decreased $7,903,000 from December 31, 1996 to September 30, 1997. This change occurred due to a decrease in cash and due from banks of $3,608,000 and a decrease in federal funds sold of $4,295,000. See the consolidated statement of cash flows for the nine months ended September 30, 1997, in the interim financial statements for the details representing the decrease in cash and cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth.

SECURITIES

     Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The carrying value of investment securities decreased by $7,782,000 from December 31, 1996 to September 30,1997. During the first nine months of 1997, Bancshares purchased $24,039,000 ($19,696,000 classified as available-for-
sale),  sold $5,994,000 of securities classified as available-for-sale, and had
$25,533,000 ($19,090,000   classified  as  available-for-sale)  mature.   The
decrease in investments was necessary to fund loan growth for the first nine months ended September 30, 1997.

OTHER ASSETS

     Other assets increased $1,261,000 from December 31, 1996 to September 30, 1997 due $800,000 in accrued trust fees at the First National Bank of Decatur ("Decatur Bank") and $750,000 in prepaid maintenance costs at FirsTech. The Decatur Bank accrues trust income throughout the year and offsets the accrued account when fees are collected. The majority of trust fees are collected during the fourth quarter of each year. During April 1997, FirsTech purchased a two year maintenance agreement to cover lockbox processing equipment and personal computer equipment. The $750,000 will be amortized monthly until April 1999.

LOANS

     Total loans increased by $7,697,000 from December 31, 1996 to September 30, 1997 due mainly to an increase in commercial loans offset by a decrease in consumer loans. Commercial loans increased by $11,821,000 due to increases in construction and land development and a long term commercial real estate loan. Consumer loans decreased by $3,555,000 as the result of reallocation of resources from consumer loans to commercial loans to meet loan demand.

DEPOSITS

      Total deposits decreased $7,459,000 from December 31, 1996 to September 30, 1997. This decrease is attributed to the redemption of a $4,000,000 certificate of deposit by the Decatur School District, the redemption of a $1,500,000 certificate of deposit by the Village of Mt. Zion, and the redemption of a $2,000,000 certificate of deposit by the State of Illinois.

FEDERAL FUNDS PURCHASES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Federal funds purchases and securities sold under repurchase agreements decreased $4,371,000 from December 31, 1996 to September 30, 1997. The decrease is primarily attributed to a decrease in securities sold under repurchase agreements of $4,223,000, a majority of which ($3,000,000) was a short term deposit by one of the local hospitals.

STOCKHOLDERS' EQUITY

     Total stockholders' equity rose $2,778,000 or 6% from December 31, 1996 to September 30, 1997. The increase is mainly attributed to net income of $3,710,000 less cash dividends of $1,011,000.

     The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At June 30, 1997, Bancshares' consolidated Tier 1 and total risk-based capital ratios were 20.1% and 21.3%, respectively. Bancshares' leverage ratio at June 30, 1997, was 13.0%.

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

FIRST DECATUR BANCSHARES, INC.


October 22, 1997           By:        /s/ John Luttrell
                                      -------------------------------------
                                      John W. Luttrell
                                      President and Chief Executive Officer



October 22, 1997           By:        /s/ Craig A. Wells
                                      -------------------------------------
                                      Craig A. Wells
                                      Principal Financial Officer