Form 10-K405
period 1997-12-31
FIRST DECATUR BANCSHARES INC
filed 1998-03-19
CIK 319033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1998 was $51,826,068. For purposes of this determination, directors and executive officers of the Registrant, along with the Registrant's Employee Stock Ownership Plan (approximately 14% of outstanding common shares) have been presumed to be affiliates. The market for Common Stock of the Registrant is very limited; market value is based upon $21.00 per share, the most recent sale price known to management.

2,878,487 shares of the Registrant's common stock, par value $.01 per share, were outstanding at February 28, 1998.

                               TABLE OF CONTENTS

PART I
                                                                      PAGE NO.
                                                                      --------
    Item 1. Business . . . . . . . . . . . . . . . . . . . . . . .        5


           Information Regarding Bancshares  . . . . . . . . . . .        5
                Description of Business  . . . . . . . . . . . . .        5
                Acquisitions and Mergers . . . . . . . . . . . . .        5
                Local Market and Economy . . . . . . . . . . . . .        6
                Banking Subsidiaries . . . . . . . . . . . . . . .        6
                Lending Activities . . . . . . . . . . . . . . . .        6
                Deposits and Financial Service . . . . . . . . . .        7
                Competition  . . . . . . . . . . . . . . . . . . .        8
                Fiscal and Monetary Policies   . . . . . . . . . .        8
                Employees  . . . . . . . . . . . . . . . . . . . .        8

           Information Regarding FirsTech  . . . . . . . . . . . .        9
                Description of Business  . . . . . . . . . . . . .        9
                Competition  . . . . . . . . . . . . . . . . . . .        9

           Supervision and Regulation  . . . . . . . . . . . . . .       10
                General  . . . . . . . . . . . . . . . . . . . . .       10
                Community Reinvestment Act   . . . . . . . . . . .       10
                Deposit Insurance  . . . . . . . . . . . . . . . .       11
                Capital Adequacy   . . . . . . . . . . . . . . . .       11
                Dividends  . . . . . . . . . . . . . . . . . . . .       11
                Acquisition and Expansion  . . . . . . . . . . . .       12

    Item 2. Properties   . . . . . . . . . . . . . . . . . . . . .       13

    Item 3. Legal Proceedings    . . . . . . . . . . . . . . . . .       14

    Item 4. Submission of Matters to a Vote of Security Holders  .       14

PART II

    Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters  . . . . . . . . . . . . . . . . .       14

    Item 6. Selected Financial Data  . . . . . . . . . . . . . . .       15

    Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . .       16

                Results of Operations  . . . . . . . . . . . . . .       16
                      Net Interest Income  . . . . . . . . . . . .       16
                      Provision for Loan Losses  . . . . . . . . .       19
                      Other Income   . . . . . . . . . . . . . . .       20
                      Other Expense  . . . . . . . . . . . . . . .       21
                      Income Taxes   . . . . . . . . . . . . . . .       22

                               TABLE OF CONTENTS
                                                                      PAGE NO.
                                                                      --------
                Financial Condition  . . . . . . . . . . . . . . .       22
                      Cash and Cash Equivalents  . . . . . . . . .       22
                      Securities   . . . . . . . . . . . . . . . .       22
                      Loans  . . . . . . . . . . . . . . . . . . .       25
                      Nonperforming Assets   . . . . . . . . . . .       26
                      Allowance for Loan Losses and Impaired Loans       28
                      Premises and Equipment . . . . . . . . . . .       30
                      Other Assets . . . . . . . . . . . . . . . .       30
                      Deposits   . . . . . . . . . . . . . . . . .       30
                      Borrowings . . . . . . . . . . . . . . . . .       31
                      Other Liabilities  . . . . . . . . . . . . .       31
                      Capital  . . . . . . . . . . . . . . . . . .       31
                      Inflation and Changing Prices  . . . . . . .       32
                      Liquidity  . . . . . . . . . . . . . . . . .       32
                      Market Risk and Interest Rate Sensitivity. .       32
                      Capital Resources  . . . . . . . . . . . . .       35
                      Year 2000  . . . . . . . . . . . . . . . . .       35
                      New Accounting Pronouncements  . . . . . . .       35

     Item 8. Financial Statements  . . . . . . . . . . . . . . . .       39

                Consolidated Balance Sheet . . . . . . . . . . . .       39
                Consolidated Statement of Income . . . . . . . . .       40
                Consolidated Statement of Changes in Stockholders Equity 41
                Consolidated Statement of Cash Flows   . . . . . .       42
                Notes to Consolidated Financial Statements . . . .       43
                Independent Auditor's Report . . . . . . . . . . .       61

     Item 9. Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure  . . . . . . . . . . . . . .       62

PART III

     Item 10.   Directors and Executive Officers of the Registrant       62

     Item 11.   Executive Compensation   . . . . . . . . . . . . .       63

                Annual Compensation  . . . . . . . . . . . . . . .       63
                Retirement Income Plan   . . . . . . . . . . . . .       65
                Director Compensation  . . . . . . . . . . . . . .       65
                Employment Contracts . . . . . . . . . . . . . . .       66

     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . .       67

     Item 13.   Certain Relationships and Related Transactions . .       69

                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K  . . . . . . . . . . . . . . . . . . . .       70

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .       71
     Supplemental Information  . . . . . . . . . . . . . . . . . .       71
     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       72

           Exhibit 21.1 Registrant's Subsidiaries  . . . . . . . .       73

PART I

ITEM 1.  BUSINESS

INFORMATION REGARDING BANCSHARES

DESCRIPTION OF BUSINESS

     First Decatur Bancshares, Inc. ("Bancshares"), a Delaware corporation, was organized on February 28, 1980 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bancshares owns all of the outstanding capital stock of the First National Bank of Decatur ("Decatur Bank"), FirsTech, Inc. ("FirsTech") and the First Trust Bank of Shelbyville ("Shelby Bank"). The Decatur Bank, FirsTech and the Shelby Bank are referred to as the "Subsidiaries."

     The principal activity of Bancshares is the ownership and management of the Subsidiaries. The Board of Directors of Bancshares establishes corporate policy, strategy and goals for Decatur Bank, Shelby Bank and FirsTech.

     Substantially all of the income of Bancshares is derived from dividends received from its subsidiaries. The amount of dividends payable by the Decatur
Bank  and Shelby Bank are subject to certain regulatory restrictions.   See
"Supervision and Regulation."

     At December 31, 1997, Bancshares had consolidated total assets of approximately $392.2 million and stockholders' equity of $52.3 million. Bancshares had consolidated total revenue of $34.7 million and net income of $5.1 million for the year ended December 31, 1997. Refer to Note 18 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for financial information relating to Bancshare's industry segments.

ACQUISITIONS AND MERGERS

     On April 1, 1996, Bancshares completed the acquisition of First Shelby Financial Group, Inc. ("First Shelby") and its subsidiary bank, Shelby Bank. As a result of the transaction, First Shelby became a wholly owned subsidiary of Bancshares, and each share of First Shelby Common Stock outstanding immediately prior to the merger was converted into 45.68 shares of Bancshares Common Stock. Bancshares issued 695,852 shares of its common stock in exchange for all of the issued and outstanding shares of First Shelby. Cash of approximately $125,000 was paid to one First Shelby dissenting shareholder for 5,481 shares. No other cash, except for fractional shares, was paid in the transaction.

     The pooling-of-interest method of accounting for business combinations was used to account for this transaction. Accordingly, the results of operations and financial position of Bancshares and First Shelby have been combined as if the combination had been in effect for all periods presented.

     On May 13, 1997 First Shelby was dissolved and its subsidiary, First Trust Bank of Shelbyville, is now a wholly owned subsidiary of Bancshares. The net assets of First Shelby totaled $11,492,000 on May 13, 1997 and were transferred to Bancshares.

LOCAL MARKET AND ECONOMY

     Decatur is the largest city in Macon County, Illinois and is a major manufacturing center in Central Illinois. Jobs in the manufacturing sector are divided among 10 major employers: Caterpillar, Archer Daniels Midland Co., A.
E. Staley Mfg. Co., Bridgestone/Firestone, Wagner Castings Co., Mueller Co., Zexel Illinois, Inc., PPG Industries Inc. and Taylor Pharmacal Co. The largest employers of non-manufacturing sector jobs are the Decatur School District, two local hospitals, and Illinois Power Company.

     Because a substantial number of employees work for companies that are under union labor contracts, labor discord and unrest have an impact on the local economy along with swings in the national economy which effect levels of employment. Also, with Caterpillar employment levels somewhat dependent on international sales and Bridgestone/Firestone and Wagner Castings Co. employment levels dependent on the production and sales to the U.S. automobile market, Bancshares management carefully monitors what is happening in those particular industries. The agri-businesses of Archer Daniels Midland Co. and
A. E. Staley Mfg. Co. are not effected by adverse conditions in any one segment of the economy to the extent that the other manufacturing industries are affected.

BANKING SUBSIDIARIES

     The Decatur Bank is a national banking association located in Decatur, Illinois. It is operated as a community bank -- a locally-owned and operated financial institution that uses professional, highly motivated employees to provide individualized, quality services with personal, "hometown" attention. The Shelby Bank is an Illinois banking association located in Shelbyville, Illinois.

     The Decatur Bank and the Shelby Bank offer a full range of financial services to commercial, industrial, and individual customers. These services include demand, savings, and time deposit accounts and programs including individual retirement accounts and interest and non-interest bearing checking accounts; commercial, consumer, agricultural, and real estate lending including installment loans and personal lines of credit; safe deposit and night depository services; farm management; and additional services tailored to the needs of individual customers. In addition, the Decatur Bank and the Shelby Bank offer an array of non-deposit investment products including mutual funds, annuities and discount brokerage. The Decatur Bank and the Shelby Bank also operate full service trust departments.

     Principal  sources  of  income  are  interest  and  fees  on   loans   and
investments,  trust  fees  and  service  fees.   Their  principal  expenses are
interest paid on deposits and general operating expenses.

LENDING ACTIVITIES

     The lending activities of Bancshares are separated into three lending areas: commercial/ agricultural, consumer and real estate. Loans are originated by lending officers at the Decatur Bank and the Shelby Bank. Loan applications that exceed the loan approval authority of the lending officers are sent to a Loan Committee. Each Bank has a Loan Committee. The Loan Committees review and approve loans up to the Bank's legal lending limit, monitor concentrations of credit, problem and past due loans and charge-offs of uncollectible loans, and formulate recommendations regarding loan policy modifications, loan classifications and loan charge-offs. In addition, Bancshares maintains a separate loan review department. The loan review department is responsible for monitoring loan activities and ensuring compliance with loan policies and authorities by loan officers.

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

     Bancshares' commercial loans include secured and unsecured loans, including real estate loans, to individuals and companies for a myriad of business purposes and to governmental units within the market area of the Decatur Bank and the Shelby Bank. Bancshares does not have a concentration of commercial loans in any single industry or business. As of December 31, 1997, Bancshares had commercial loans of approximately $45.8 million (22.6% of the loan portfolio), which includes $7.8 million in agricultural credits, $6.7 million in construction loans and $1.6 million in loans to tax exempt entities.

     Bancshares' consumer loans include secured and unsecured loans for personal, family or household purposes, such as automobile installment loans and personal lines of credit. The consumer lending officers also handle some business loans for fleet vehicles and small equipment purchases as well as floor plan loans for both new and used automobile dealers. In addition, home equity loans and some home improvement loans are also granted. As of December 31, 1997, Bancshares had consumer installment loans of approximately $62.6 million, which represents approximately 30.9% of the loan portfolio.

     Bancshares' real estate lending activities consist of residential mortgage lending. In addition, the Decatur Bank offers 15 to 30 year mortgages that it sells in the secondary market to the Federal National Mortgage Association ("FNMA"). The Decatur Bank retains servicing rights on loans sold to FNMA. As of December 31, 1997, Bancshares had loans totaling approximately $93.9 million for residential real estate purposes, which represents 46.5% of the total loan portfolio. In addition, the Decatur Bank sold $13.1 million of residential mortgages in the secondary market during 1997. Mortgage loans serviced for FNMA totaled $67.0 million as of December 31, 1997.

DEPOSITS AND FINANCIAL SERVICE

     The principal deposit services offered by Bancshares are demand, savings and time deposit accounts and programs, which include interest and non-interest bearing demand deposits and individual retirement accounts. During 1997, total average deposits of Bancshares were approximately $312.7 million, consisting of average demand deposits of $116.2 million, average savings deposits of $45.4 million, and average time deposits of $151.1 million.

     To attract and retain stable depositors, Bancshares markets various programs such as Classic Ones and Senior Savers, which assist senior citizens in their banking needs, and FirstCheque, a "debit card" or "check card". In addition, Bancshares has offered brokerage services since 1985.

     Bancshares'  trust departments  are  among  the  largest  in  the  Central
Illinois market with approximately 860 trust accounts under management as of December 31, 1997. The trust department provides a full complement of asset management services for individuals and companies. The trust departments had assets under management of approximately $343 million at December 31, 1997.

     Bancshares also provides farm management, farm consultation, farm appraisal and farm real estate brokerage services through its farm management departments. At December 31, 1997, the farm management departments served 182 clients with 201 farms as well as managed or directed approximately 44,000 acres of farmland in Macon County, Illinois, Shelby County, Illinois and surrounding counties.

COMPETITION

     The activities in which Bancshares engages are highly competitive. Bancshares primarily serves a market area consisting of Macon County, Illinois, Shelby County, Illinois, and surrounding communities. Within this market area, each activity engaged in by Bancshares involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. Bancshares estimates its share of the savings deposit base to be approximately 18% in Macon County and 19% in Shelby County and estimates its share of the loan market to be approximately 25% in Macon County and 11% in Shelby County. Bancshares encounters active competition to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, in providing full brokerage, trust, investment, and farm management services and other aspects of banking.

FISCAL AND MONETARY POLICIES

     The commercial banking business is affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal Reserve Board. Changes in the discount rate on Federal Reserve member bank borrowings, availability of borrowings at the Federal Reserve "discount window", open market operations, the imposition of and changes in reserve requirements against member banks' deposits, the imposition of and changes in reserve requirements against certain borrowings by member banks and their affiliates, and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of fiscal and monetary policy available to the Federal Reserve Board. Fiscal and monetary policy influences to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of Bancshares, the Decatur Bank and the Shelby Bank cannot be predicted.

EMPLOYEES

       As of December 31, 1997, Bancshares had a total of 233 employees, consisting of 188 full-time employees and 45 part-time employees. None of the employees are represented by a union or similar group.

INFORMATION REGARDING FIRSTECH

DESCRIPTION OF BUSINESS

     In 1988 Bancshares organized FirsTech, a retail payment processing company. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and check cashers; and concentration of payments delivered by the Automated Clearing House ("ACH") network, money management software such as QUICKEN and through networks such as Visa e-Pay and Mastercard RPS. For the years ended December 31, 1997, 1996 and 1995, FirsTech accounted for $4,838,000 (14%), $6,230,000 (17%), and $9,661,000 (26%),
respectively, of the consolidated total revenues of Bancshares (prior to the elimination on a consolidated basis of inter-company transactions) and
accounted  for  $636,000   (9%),   $774,000   (11%),   and   $1,396,000  (22%),
respectively, of the consolidated income before income tax of Bancshares.

     FirsTech provides retail lockbox processing for organizations through the firm's Decatur, Illinois and Hammond, Indiana processing centers. For 1997, remittance processing for these companies accounted for approximately 50% of the total revenue of FirsTech.

     FirsTech processes payments delivered by customers to pay agents in the firm's Decatur center. Many businesses and merchants such as grocery stores and convenience stores located throughout Illinois, Indiana, Ohio, Michigan, Missouri, Maine, Florida and the province of Alberta serve as agents of utilities in collecting customer payments. In 1997, the remittance collection business for these companies accounted for approximately 41% of the total revenue of FirsTech.

     FirsTech's contracts to process payments for Ameritech, Inc. expired in 1996 and were not renewed. The loss of Ameritech, Inc. was the main contributor to the decrease in FirsTech's total revenue and net income. FirsTech provided both remittance processing and remittance collection services for Ameritech, Inc. For the years ended December 31, 1997, 1996 and 1995 these services represented approximately 1%, 26%, and 61%, respectively, of FirsTech's total revenue and approximately 0%, 5%, and 16%, respectively, of total consolidated revenue of Bancshares.

     During 1997, FirsTech was informed that its contract to process payments for Florida Power and Light would not be renewed. The final phase-out of this contract will be during the first quarter of 1998. Also, during 1997 FirsTech signed contracts with the March of Dimes and Sprint Spectrum to provide retail lockbox processing. The income from the two new contracts is expected to negate any income losses from Florida Power and Light.

COMPETITION

     FirsTech competes in the retail payment processing business with companies that range from large national companies to small, local businesses. In addition, many companies do their own remittance processing rather than out-source the work to an independent processor such as FirsTech. The principal methods of competition in the remittance processing industry are pricing of services, use of technology and quality of service.

SUPERVISION AND REGULATION

GENERAL

     Bank holding companies and banks are extensively regulated under federal and state laws and regulations. As a result, the business, financial condition and prospects of Bancshares and its subsidiaries can be affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies adopted by regulatory agencies with authority over Bancshares and its subsidiaries. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. The following information describes the material state and federal statutory and regulatory provisions affecting the businesses of Bancshares, Decatur Bank and Shelby Bank, and such discussion is qualified in its entirety by reference to such statutes and regulations. These laws and regulations are generally designed for the protection of bank depositors and not the shareholders of Bancshares.

     Bancshares is currently registered as a "bank holding company" with the Federal Reserve Board. As such, Bancshares is currently subject to supervision by the Federal Reserve Board under the BHCA. Bank holding companies are required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board examines Bancshares and may examine its affiliated financial institutions.

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

COMMUNITY REINVESTMENT ACT

     In 1977 Congress enacted the Community Reinvestment Act (the "CRA") to encourage banks and thrifts to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound lending practices. On April 19, 1995, Federal banking agencies adopted a new rule amending the CRA. The new CRA rule was phased in over a
period  of time and became fully effective July 1, 1997.   All institutions are
evaluated  under  CRA
performance tests which include the following: (I) thelending test, which evaluates an institution's record of helping to meet its assessment area's credit needs through its lending activities by evaluating home mortgage, small business and community development lending; (ii) an investment test, which evaluates a financial institution's record of meeting assessment area credit needs through qualified investments within its assessment area; and
(iii) a service test, by  which  the  FDIC  analyzes  the availability   and
effectiveness of a financial institution's system for delivering retail banking services and the extent and innovativeness of its community development services.

     The FDIC assigns a rating of outstanding, satisfactory, needs to improve or substantial noncompliance, depending upon an institution's performance under each of the tests. Regulatory agencies take into account a financial institution's rating when evaluating various types of applications, such as applications for branches, office relocations, mergers, consolidations, and purchase and assumption transactions, and may deny or condition approval of an application on the basis of an unsatisfactory CRA rating. In reviewing applications by bank holding companies, the Federal Reserve Board takes into account the record of compliance of a holding company's subsidiary banking institutions with the CRA. The Decatur Bank and the Shelby Bank were assigned composite ratings of "outstanding" and "satisfactory," respectively, in their most recent CRA examinations.

DEPOSIT INSURANCE

     The Decatur Bank's and the Shelby Bank's deposits are insured by the FDIC under the BIF. The FDIC also maintains the Savings Association Insurance Fund (the "SAIF), which primarily insures savings association deposits. Applicable law requires that the SAIF and BIF funds each achieve and maintain a ratio of insurance reserves to total deposits equal to 1.25%. The BIF reached this 1.25% reserve level during 1995, and the FDIC announced a reduction in BIF premiums
for most banks.   Based  on  this  reduction, the Decatur Bank and the Shelby
Bank paid $.126 per $1,000 of deposits during 1997.

CAPITAL ADEQUACY

     Refer to Note 14 - "Regulatory Capital" of the Notes to the Consolidated Financial Statements for a discussion of Capital Adequacy as well as a summary of ratios at December 31, 1997 and 1996.

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

     The Decatur Bank may not pay a dividend in any calendar year in excess of its net profits for the current year plus its adjusted retained profits for the two prior years, unless it obtains OCC approval. Net profits from which dividends may be paid must be adjusted for losses and the amount of statutory bad debts in excess of the balance of the Bank's allowance for possible credit losses. As of January 1, 1998, Decatur Bank had approximately $4.9 million legally available to pay dividends without prior approval of the OCC, provided Decatur Bank maintains adequate capital.

     Under the Illinois Banking Act, Shelby Bank may not declare dividends except out of net profits and unless Shelby Bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts. As of January 1, 1998, Shelby Bank had approximately $10.9 million available to pay dividends.

     Additionally, the payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. Bancshares and its subsidiaries will be unable to pay dividends in an amount that would reduce its capital below the amount required by the FDIC. Banking regulators also have the authority to prohibit the payment of any dividends by Bancshares or any of its subsidiaries if it is determined the distribution would constitute an unsafe or unsound practice.

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

     Traditionally, all banks in Illinois have been restricted as to the number and geographic location of branches that they could establish. Effective June 7, 1993, the Illinois Banking Act was amended to expand the branching rights of all banks located in Illinois. The Illinois Banking Act now permits banks in Illinois to maintain any number of branches anywhere within the State of Illinois, without regard to any numeric, geographic or home office protection limits.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Since September 29, 1995, the Branching Act has permitted bank holding companies that are adequately capitalized and adequately managed to acquire banks located in any other state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% or more of the deposits in the state in which the bank to be acquired is located. As of June 1, 1997, the Branching Act also allows interstate branching and merging of existing banks. States that enacted legislation before June 1, 1997 could elect to prohibit interstate branching and merger transactions. This applies equally to all out-of-state banks and expressly prohibits mergers involving out-of-state banks. This state "opt out" provision does not apply to bank holding company acquisitions. The State of Illinois has enacted legislation opting in the Branching Act effective
June 1, 1997.

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


ITEM 2.  PROPERTIES

     Bancshares principal executive offices are located at 130 North Water Street, Decatur, Illinois, which is also the main banking office of the Decatur Bank. The building consists of a three-story office building containing approximately 10,000 square feet of office space, all of which is utilized by the Decatur Bank. The Decatur Bank owns the building and the surrounding parking lots.

     In addition, the Decatur Bank owns the land and building for five branch office facilities. Three of the branch offices are located in Decatur and two of the branch offices are located in Mt. Zion, Illinois, which is approximately ten miles from the main office of the Decatur Bank.

     FirsTech's business activities are conducted from operations centers located at 124 North Franklin Street, Decatur, Illinois and 5131 Hohman Avenue, Hammond, Indiana. These two centers consist of approximately 4,800 square feet and 6,850 square feet, respectively, of office space. The Franklin Street facility is owned by Bancshares and the Hammond facility is leased by FirsTech.

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

ITEM 3.  LEGAL PROCEEDINGS

     Bancshares, the Decatur Bank, FirsTech and the Shelby Bank are from time to time a party to legal proceedings in the ordinary course of business that are incident to the business of banking. Neither Bancshares nor any of its Subsidiaries is engaged in any legal proceedings of a material nature at the present time.


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

     Following is a listing of sales of unregistered securities for the last 3 years:

                                               # of    Share
         Date                Amount           Shares   Price         Purchaser                   Relationship
        -------              --------         ------   ------     -------------------            ------------------------
        3/08/95              $201,260         10,063   $20.00     First Decatur & Co.            ESOP Purchase
        3/08/95                10,000            500    20.00     J. Gerald Demirjian            Bancshares Director
        3/14/95                10,000            500    20.00     Tom Sloan                      Bancshares Director
        7/18/95                 1,300             65    20.00     A.G. Edwards                   None
        3/15/96               114,744          5,464    21.00     First Decatur & Co.            ESOP Purchase
        4/30/96                10,500            500    21.00     Shirley Hamilton               None
        4/30/96                10,500            500    21.00     Lawrence Hamilton              None
        5/03/96                31,500           1500    21.00     Tom Sloan                      Bancshares Director
        5/03/96                21,000           1000    21.00     Fred L. Kenney                 Bancshares Director
       12/04/96               105,000           5000    21.00     Tom Sloan                      Bancshares Director
        2/20/97                 6,300            300    21.00     Patricia Brahier               Bancshares Director's Wife
        3/10/97               110,607          5,267    21.00     First Decatur & Co.            ESOP Purchase
        3/12/97                21,000          1,000    21.00     Phil Wise                      Executive Officer
        3/13/97                21,000          1,000    21.00     Thomas Cooley                  None
        3/24/97                21,000          1,000    21.00     Christopher Behnke             None
        3/27/97                 4,200            200    21.00     James Chiligiris               None
         4/2/97                 4,200            200    21.00     First Decatur & Co.            Trust
         4/3/97                21,000          1,000    21.00     James Gahwiler                 None
        4/14/97                21,000          1,000    21.00     Cynmak                         None
        4/18/97                21,000          1,000    21.00     Ronald Ruecker                 None
        4/24/97                21,000          1,000    21.00     Steve Lewis                    None
         5/6/97                63,000          3,000    21.00     Tom Sloan                      Bancshares Director
         6/5/97                 2,100            100    21.00     Patricia Brahier               Bancshares Director's Wife
        8/25/97                42,000          2,000    21.00     First Trust Bank of            Profit Sharing Plan
                                                                    Shelbyville
          Total              $895,211         43,159

     As of December 31, 1997, Bancshares had approximately 364 stockholders of record. Bancshares declared and paid quarterly cash dividends at an annual dividend rate of $0.48 per share in 1997 and $0.44 per share in 1996. See "Supervision and Regulation" and Note 13 - "Dividends and Capital Restrictions" of the Notes to the Consolidated Financial Statements for a discussion of certain dividend constraints.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31
(dollars in thousands, except share data)
                                                1997               1996               1995             1994             1993
                                            ------------     -------------          ----------      -----------      -----------
YEAR-END BALANCE SHEET DATA
  Total assets                              $    392,237      $     394,123         $  382,949      $   376,081      $   354,457
  Earning assets                                 352,026            343,426            324,573          328,090          316,391
  Net loans                                      196,522            196,514            185,774          191,312          183,468
  Deposits                                       321,128            320,162            322,710          320,561          302,841
  Other short-term borrowings                     14,553             21,802             9,806            10,636           9,635
  Total stockholders' equity                      52,299             48,494             45,880           41,369           38,854

AVERAGE BALANCE SHEET DATA
  Total assets                                   384,882            380,844            378,131          368,218          346,918
  Earning assets                                 341,972            336,873            331,148          320,133          304,331
  Net loans                                      204,059            192,783            189,259          190,786          175,783
  Deposits                                       312,699            313,175            319,184          311,852          294,931
  Other short-term borrowings                     17,298             15,987             10,662           12,735           12,579
  Total stockholders' equity                      50,277             46,695             43,978           40,285           36,737

EARNINGS AND DIVIDENDS
  Net interest income                             14,570             13,849             13,328           13,794           14,524
  Provision for loan losses                          432                310                275              300              800
  Other income                                     8,418              9,687              12,496           11,378           9,552
  Other expenses                                  15,144             16,452             19,236           18,312           16,495
  Net earnings                                     5,093              4,520              4,293            4,432            4,672
  Cash dividends declared and paid                 1,385              1,277              1,157            1,114            1,025

PER SHARE DATA
  Basic earnings                                    1.77               1.56               1.48             1.53             1.61
  Cash dividends declared and paid                   .48                .44                .40              .38              .35
  Book value (at year-end)                         18.17              16.80              15.82            14.26            13.42
  Weighted average number of shares
   outstanding                                 2,885,090          2,900,533          2,901,477        2,904,495        2,907,990
  Number of shares outstanding at year-end     2,878,487          2,887,036          2,900,577        2,900,958        2,895,546

KEY FINANCIAL RATIOS
  Return on average total assets                   1.32%              1.19%              1.14%            1.20%            1.35%
  Return on average total stockholders' equity    10.13%              9.68%              9.76%           11.00%           12.72%
  Net interest yield on average earning assets (1) 4.39%              4.23%              4.14%            4.44%            5.06%
  Average equity to average assets                13.06%             12.26%             11.63%           10.94%           10.59%
  Dividend payout ratio                           27.12%             28.21%             27.03%           24.84%           22.98%

     (1) On a fully taxable equivalent basis

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Bancshares and its subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

RESULTS OF OPERATIONS

     Bancshares recorded net income of $5,093,058 for 1997, an increase of 12.7% over 1996. On a per share basis, net income was $1.77 in 1997, up 13.5% from $1.56 in 1996. The increase in net income and net income per share in 1997 is attributed to an increase in net interest income and a reduction in other expenses offset by an increase in provision for loan losses and a reduction in other income. From 1995 to 1996, net income increased 5.3% and net income per share increased $0.08 or 5.4%. The increase in net income and net income per share in 1996 is attributed to an increase in interest income and a reduction in other expenses offset by a reduction in other income. See further discussion in "--Net Interest Income", "--Other Income", and "--Other Expenses" below.

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

     Bancshares average balances, interest income and expense and rates earned or paid for major balances are set forth in the following table (in thousands):

TABLE 1 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND NET YIELDS

                                                 1997                            1996                           1995
                                     --------------------------      -------------------------      --------------------------
                                      Avg Bal     Int      Rate       Avg Bal     Int     Rate       Avg Bal     Int      Rate
                                     ---------   ------   -----      ---------   ------   -----     ---------   ------    -----
ASSETS
  Loans  (1) (2) (3)                 $ 204,058   17,889    8.77%     $ 192,783   16,822   8.72%     $ 189,259   16,155    8.54%
  Taxable securities                   110,400    7,018    6.36%       121,997    7,609   6.24%       116,974    7,274    6.22%
  Tax exempt securities (3)             15,589    1,186    7.61%        12,753      977   7.66%        12,083      956    7.91%
  Federal funds sold                    10,681      588    5.51%         8,032      421   5.24%        11,677      656    5.62%
  Other invested funds                   1,244       62    4.98%         1,308       29   2.22%         1,155       24    2.08%
                                     ---------   ------    -----     ---------   ------   -----     ---------   ------    -----
    Total earning assets and
     interest income                   341,972   26,743    7.82%       336,873   25,858   7.68%       331,148   25,065    7.57%
                                     ---------   ------    -----     ---------   -------  -----     ---------   ------    -----

  Cash and due from banks               25,993                          25,460                         27,799
  Premises and equipment                 9,603                          11,633                         11,825
  Other assets                           7,314                           6,878                          7,359
                                     ---------                       ---------                      ---------
     Total noninterest earning assets   42,910                          43,971                         46,983
                                     ---------                       ---------                      ---------
       Total assets                  $ 384,882                       $ 380,844                      $ 378,131
                                     =========                       =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing demand deposits   $  66,757    1,680    2.52%     $  63,404    1,509   2.38%     $  69,373   1,713      2.47%
  Savings                               45,436    1,337    2.94%        46,181    1,357   2.94%        43,761   1,251      2.86%
  Time deposits                        151,064    8,100    5.36%       155,085    8,299   5.35%       153,902   8,083      5.25%
  Federal funds purchased and
     securities sold under
     repurchase agreements              12,543      304    2.42%        12,755      293   2.30%         8,913     206      2.31%
  U.S. Treasury demand notes             1,793       94    5.24%         1,706       84   4.92%         1,749      98      5.60%
  FHLB borrowings                        2,962      201    6.79%         1,526       77   5.05%             0       0      0.00%
                                     ---------   ------    -----     ---------   ------   -----     ---------  ------     ------
    Total interest-bearing
    liabilities and interest expense   280,555   11,716    4.18%       280,657   11,619   4.14%       277,698  11,351      4.09%
                                     ---------   ------    ----      ---------   ------   -----     ---------  ------     ------
  Noninterest bearing deposits          49,442                          48,505                         52,148
  Other liabilities                      4,608                           4,987                          4,307
                                     ---------                       ---------                      ---------
      Total liabilities                334,605                         334,149                        334,153
  Stockholders' equity                  50,277                          46,695                         43,978
                                     ---------                       ---------                      ---------
     Total liabilities and
     stockholders' equity            $ 384,882                       $ 380,844                      $ 378,131
                                     =========                       =========                      =========
Interest spread (average rate
 earned minus average rate paid)                          3.64%                           3.54%                            3.48%
Net interest income (TE)                        $15,207                        $14,239                       $13,714
Net yield on interest earning
  Assets (TE)                                             4.39%                           4.23%                            4.14%

(1) Loans are net of the allowance for loan losses. Nonaccrual loans are included in totals.
(2) Loan fees of approximately $285,000, $283,000, and $292,000 in 1997, 1996 and 1995, respectively, included in loan interest.
(3) Full tax equivalent yields on tax-exempt loans and securities have been calculated using a 34% tax rate.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the past two years (in thousands). The rate/volume variance has been allocated in the table to the volume and rate variances according to the ratio of the absolute value of each of the totals. There are no out-of-period items or adjustments that should have been excluded.

TABLE 2    ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                  1997 Compared to 1996                           1996 Compared to 1995
                                          Total           Due to          Due to          Total          Due to         Due to
                                          Change          Volume          Rate            Change         Volume         Rate
                                         --------         ------         --------         -------        -------        -------
Interest Income
  Loans (1)                               $1,067          $ 988           $   79          $  667         $  313         $  354
  Taxable securities                        (591)          (735)             144             335            312             23
  Tax exempt securities (1)                  209            216               (7)             21             52            (31)
  Federal funds sold                         167            145               22            (235)          (193)           (42)
  Other interest income                       33             (1)              34               5              3              2
                                          -------         ------          -------         -------        -------        -------
    Total interest income                 $  885          $ 612           $  273          $  793         $  431         $  362
                                          -------         ------          -------         -------        -------        -------
Interest Expense
  Interest bearing demand deposits        $  171          $  82           $   89          $ (204)        $ (143)        $  (61)
  Savings                                    (20)           (22)               2             106             70             36
  Time deposits                             (199)          (216)              17             216             62            154
  Federal funds purchased and
   securities sold under repurchase
   agreements                                 11             (5)              16              87             88             (1)
  U.S. Treasury demand notes                  10              4                6             (14)            (2)           (12)
  FHLB borrowings                            124             38               86              77             77              0
                                          -------         ------          -------         -------        -------        -------
    Total interest expense                $   97          $(118)          $  215          $  268         $  125         $  143
                                          -------         ------          -------         -------        -------        -------
Net interest income (TE)                  $  788          $ 730           $   58          $  525         $  233         $  292
                                          =======         ======          =======         =======        =======        =======

(1) Full tax equivalent yields on tax exempt loans and securities have been calculated using a 34% tax rate.

     On a tax equivalent basis, net interest income increased $788,000 or 6% in 1997, compared to an increase of $525,000 or 4% in 1996. As set forth in Table 2, the improvement in net interest income in 1997 was mainly due to increases in the volume of loans, tax exempt securities and Federal funds sold, an increase in interest rates associated with taxable securities and a decrease in the volume of time deposits, offset by an increase in the volume and rates of interest bearing deposits and FHLB borrowings. In 1996 the increase in net interest income was largely due to increases in the volume of earning assets and interest rates associated with these earning assets, primarily loans, offset primarily by an increase in time deposit rates.

     Interest income on loans increased $1,067,000 from 1996 to 1997 due to an increase in volume of $988,000. The increase in volume is the result of an increase in total average loans of $11,275,000 from 1996 to 1997. The majority of this increase is attributed to an increase in commercial and real estate loans offset by a decrease in loans to individuals. Loan interest income increased $667,000 from 1995 to 1996. This increase is due to an increase in volume ($313,000) and an increase in rates ($354,000). The increase in volume is the result of an increase in total average loans of $3,524,000 from 1995 to 1996. The majority of this increase is attributed to commercial and industrial loans as a result of an increase in major building projects and real estate loans as a result of keeping loans in-house versus utilization of the secondary market for mortgage loans.

     Interest income on securities decreased $382,000 from 1996 to 1997 due to a decrease in taxable security volume offset by an increase in taxable security rates and tax-exempt security volume. The average balance for taxable securities declined $11,547,000 during 1997 and the average balance for tax-exempt securities increased $2,836,000. There was a shift from U.S. Treasury securities to federal agency securities and state and municipal securities. This change primarily occurred because federal agency and state and municipal securities were offered at higher interest rates and provided better tax-effected yields. Interest income on taxable securities increased $356,000 from 1995 to 1996 due to an increase in both taxable and tax-exempt security volumes. This increase in volume was the result of an increase in deposits on hand available for investing.

     Interest income on Federal funds sold increased $167,000 from 1996 to 1997 due to an increase in volume. The average Federal funds sold increased $2,649,000 during 1997 as a result of the decline in the average balance of securities offset by an increase in the average balance of loans. Interest Income on Federal funds sold decreased $235,000 from 1995 to 1996 due to a decrease in volume. The average balance of Federal funds sold declined $3,645,000 during 1996 primarily due to increased liquidity needs as a result of loan growth. .

     Interest expense on interest-bearing demand deposits increased $171,000 and interest expense on time deposits decreased $199,000 from 1996 to 1997. Both the increase in expense for interest-bearing demand deposits and the decrease in expense for time deposits can be attributed to the Decatur Bank adding two new interest-bearing products in 1997. These new accounts provided increased interest rates for larger balances. As a result, balances were moved from time deposit accounts to interest bearing demand deposit accounts. Interest expense on interest-bearing demand deposits decreased $204,000 and interest expense on time deposits increased $216,000 from 1995 to 1996. Both the decrease in expense for interest-bearing demand deposits and the increase in expense for time deposits can be attributed to a 1995 market rate increase on time deposits. As a result of the increase in market rates, depositors moved money out of interest-bearing demand deposit accounts into time deposit accounts for more favorable rates.

     Interest expense on FHLB advances increased $124,000 from 1996 to 1997 as the result of both volume and rates. During January 1997, Bancshares borrowed $3,000,000 at 6.84% for 10 years. This loan was matched against a commercial loan with the same maturity. During the last half of 1996, Bancshares borrowed $2,500,000 at 5.8% for 6 months. Interest expense on FHLB advances increased $77,000 from 1995 to 1996 due to volume. Bancshares did not have any FHLB advances outstanding during 1995.

PROVISION FOR LOAN LOSSES

     Asset quality, particularly in the loan area, continues to be an important concern of Bancshares' management. Both the Decatur Bank and the Shelby Bank maintain a separate loan review department that continuously reviews problem and significant loans and the adequacy of the allowance for loan losses. Separate loan committees of the board of directors at the Decatur Bank and Shelby Bank meet at least quarterly to review past due loans and problem credits, lending policies and practices and results of the loan review department's analyses.

     The provision for loan losses in 1997 was $432,000 compared to $310,000 in 1996 and $275,000 in 1995. The provision for loan losses has remained relatively constant, as net charge-offs and potential problem loans have also remained constant. For information on loss experience and nonperforming loans see the "Nonperforming Assets" and "Allowance for Loan Losses and Impaired Loans" sections below.

OTHER INCOME

     An important source of Bancshares's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

TABLE 3    OTHER INCOME

                                                                                                  Change from prior year
                                                                                  -------------------------------------------------
                                                                                            1997                       1996
                                                                                  ------------------------     --------------------
                                          1997          1996          1995          Amount           %age         Amount       %age
                                       ------------  ------------  ------------   -------------      ------     ----------     -----
Remittance processing income           $      4,241  $      5,748  $      9,088   $     (1.507)       (26%)     $  (3,340)     (37%)
Fiduciary activities                          1,623         1,535         1,457             88          6%             78        5%
Service charges on deposit accounts           1,064         1,128         1,045            (64)        (6%)            83        8%
Loan service fees                               342           293           163             49         17%            130       80%
Net gains on loan sales                         152           118           141             34         29%            (23)     (16%)
Other income                                    985           873           594            112         13%            279       47%
Securities gains (losses)                        11            (8)            8             19        238%            (16)    (200%)
                                       ------------  -------------  -----------   -------------      ------     ----------     -----
    Total other income                 $      8,418  $      9,687   $    12,496   $     (1,269)       (13%)     $  (2,809)     (22%)
                                       ============  =============  ===========   =============      ======     ==========     =====

     Remittance processing and collecting income generated by FirsTech decreased by $1,507,000 or 26% during 1997 as compared to a decrease of $3,340,000 or 37% during 1996. The decrease in both years is primarily the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed. See Note 17 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for further explanation. .

     Service charges on deposit accounts increased $83,000 or 8% in 1996. This increase is primarily attributed to the Decatur Bank increasing fees for non-sufficient funds checks from $18 to $20 during 1996.

     Loan service fees increased $49,000 (17%) and $130,000 (80%) in 1997 and 1996, respectively. This increase is mainly attributed to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. Income increased due to the capitalization of mortgage servicing rights of $109,000 and $101,000 for 1997 and 1996, respectively. For a complete explanation of SFAS No. 122 refer to Note 7 - "Loan Servicing" of the Notes to Consolidated Financial Statements.

     Net gains on loan sales increased $34,000 or 29% in 1997, compared to a decrease of $23,000 or 16% in 1996. The Decatur Bank sells residential mortgage loans in the secondary market to FNMA. All loans are sold without recourse and with normal servicing fees being retained. The fluctuation in income is based on the fluctuation in the volume of loans sold to FNMA. Loans sold to FNMA represented $13,066,000, $10,357,000, and $15,932,000 in 1997,
1996, and 1995, respectively. Refer to the "Financial Condition -- Loans" section below for further explanation.

     Other income increased $112,000 or 13% in 1997 as compared to an increase of $279,000 or 47% in 1996. The increase is both years is mainly attributed to an increase in brokerage commissions within the investment departments of Decatur Bank and Shelby Bank and an increase in Automated Teller Machine ("ATM") fees. ATM fee increases were attributed to additional usage and higher fees in 1997 and additional usage as well as the installation of a new drive up ATM machine during 1996.

OTHER EXPENSE

     The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with the day-to-day operations of Bancshares. The following table sets forth the major components of other expense for the last three years (in thousands):

TABLE 4    OTHER EXPENSES

                                                                                                   Change from prior year
                                                                                  -------------------------------------------------
                                                                                               1997                   1996
                                                                                  -----------------------  ------------------------
                                          1997          1996           1995          Amount         %age       Amount       %age
                                       ----------    ----------     ---------     -----------       -----  -------------    -------
Salaries and employee benefits         $    7,864    $    8,164     $  10,030     $     (300)        (4%)  $     (1,866)      (19%)
Net occupancy expenses                      1,136         1,142         1,206             (6)        (1%)           (64)       (5%)
Equipment expenses                          2,179         2,483         2,358           (304)       (12%)           125         5%
Data processing fees                          326           370           561            (44)       (12%)          (191)      (34%)
Service  charges from corresponding
banks                                         498           756         1,089           (258)       (34%)          (333)      (31%)
Deposit and other insurance expense           247           223           563             24         11%           (340)      (60%)
Supplies                                      409           467           774            (58)       (12%)          (307)      (40%)
Professional fees                             366           709           434           (343)       (48%)           275        63%
Postage                                       372           362           451             10          3%            (89)      (20%)
Other expenses                              1,747         1,776         1,770            (29)        (2%)             6         0%
                                       ----------    ----------    ----------     -----------       -----  -------------    -------
    Total other expenses               $   15,144    $   16,452    $   19,236     $   (1,308)        (8%)  $     (2,784)      (14%)
                                       ==========    ==========    ==========     ===========       =====  =============    =======

     Salaries and employee benefits decreased $300,000 (4%) and $1,866,000 (19%) in 1997 and 1996, respectively. The decrease in both years is the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed. See Note 17 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for further explanation.

     Equipment expenses decreased $304,000 or 12% in 1997.   This  decrease  is
primarily due to a decrease in depreciation expense of FirsTech equipment of $259,000 during 1997.

     Data processing fees decreased $191,000 (34%) in 1996. This decrease can be attributed to the acquisition of a new in-house computer system for the Decatur Bank and new image equipment and software for FirsTech in 1995. These systems allow for less expensive processing than the previous third party processor.

     Service charges decreased $258,000 or 34% in 1997, compared to a decrease of $333,000 or 31% in 1996. The decrease in both years is attributed to a reduction in the number of items processed by FirsTech as the result of the loss of the Ameritech contracts.

     Deposit and other insurance expense decreased $340,000 or 60% in 1996. The decrease is due to a reduction in the FDIC assessment rate from 23 cents to 0 cents per $100 of deposits as of June 1, 1995. During 1997, FDIC assessments were 12.6 cents per $1,000 of deposits.

     Supplies  decreased  $58,000  (12%)  and $307,000 (40%) in 1997 and  1996,
respectively. The decreases are attributed to the acquisition of a new in-house computer system for the Decatur Bank and new image equipment and software to FirsTech and increased efficiencies in technology.

     Professional fees decreased $343,000 or 48% in 1997, compared to an increase $275,000 or 63% in 1996. The decrease in 1997 and the increase in 1996 are mainly attributed to the acquisition of First Shelby during 1996.

     Postage expenses decreased $89,000 or 20% in 1996 as a result of the loss of a major contract by FirsTech.

INCOME TAXES

     Income tax expense increased $64,000 in 1997 and increased $234,000 in 1996. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 31.3% in 1997, 33.3% in 1996 and 32.0% in 1995. Higher
income tax expense in 1997 and 1996 was principally due to the increase in pre-tax earnings.


FINANCIAL CONDITION

     Bancshares assets decreased $1,885,000 from December 31, 1996 to December 31, 1997. Growth occurred primarily in investment securities ($7,217,000), offset by a decrease in cash and cash equivalents ($8,563,000). The decrease in total assets was offset by a reduction in Federal funds purchased and securities sold under repurchase agreements ($8,067,000) net of the increase in total stockholders' equity ($3,805,000).

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents decreased $8,563,000 from December 31, 1996 to December 31, 1997. This change occurred due to an increase in federal funds sold offset by a reduction in cash and due from banks. Federal funds sold increased $1,375,000, while cash and due from banks decreased $9,938,000 during 1997. Refer to the "Consolidated Statement of Cash Flows" in the Consolidated Financial Statements for details representing this increase. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

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

TABLE 5    COMPOSITION OF SECURITIES

                                                                 December 31
                                 ---------------------------------------------------------------------------------------
                                          1997                          1996                         1995
                                 -------------------------      ------------------------       ------------------------
                                                    % of                           % of                           % of
                                  Amount            Total        Amount            Total        Amount            Total
                                  --------         ------       --------           -----       --------           -----
Available for sale
   U.S. Treasury                  $ 28,790           21%        $ 32,579             25%       $ 32,449            24%
   Federal agencies                 61,598           45%          54,779             42%         52,748            38%
   State and municipal               3,137            2%               0              0%              0             0%
   Mortgage-backed securities       13,075            9%           6,994              5%          5,986             4%
                                  --------          -----       ---------          ------      ---------          -----
        Total available for sale   106,600           77%           94,352            72%          91,183           66%
                                  --------          -----       ---------          ------      ---------          -----
Held to maturity
   U.S. Treasury                     2,449            2%            5,204             4%          11,032            8%
   Federal agencies                  2,452            2%            2,757             2%           4,565            3%
   State and municipal              17,642           13%           14,004            11%          12,207            9%
   Mortgage-backed securities        9,216            6%           14,825            11%          18,775           14%
                                  --------          -----       ---------          ------      ---------          -----
        Total held to maturity      31,759           23%           36,790            28%          46,579           34%
                                  --------          -----       ---------          ------      ---------          -----
        Total investment
        securities                $138,359          100%         $131,142           100%        $137,762          100%
                                  ========          =====       =========          ======      =========          =====

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

     The book value of investment securities increased by $7,217,000 from December 31, 1996 to December 31, 1997. However, the average balance of securities decreased $8,761,000 during the same time period. The book value of investments increasing and average balances decreasing is the result of net purchases of $14,505,000 during the fourth quarter while there was net sale/maturities of $7,448.000 during the first three-quarters of 1997. During 1997, Bancshares purchased $52,805,000 ($47,998,000 classified as available-for-sale), sold $5,994,000 of securities classified as available-for-sale, and had $39,794,000 ($29,987,000 classified as available-for-sale) mature. In addition to the increase in securities of $7,217,000, Bancshares' management also changed the mix of the securities. U. S. Treasury securities decreased $6,544,000 during 1997, while federal agency securities increased $6,514,000 and state and municipal securities increased $6,775,000. This change primarily occurred because federal agency and state and municipal securities were offered at higher interest rates and provided better tax-effected yields.

     The book value of investment securities decreased $6,620,000 from December 31, 1995 to December 31, 1996. The decrease in 1996 was mainly due to an increase in loan demand. During 1996, Bancshares purchased $26,833,000 ($23,687,000 classified as available-for-sale), sold $2,983,000 of securities classified as available-for-sale, and had $29,641,000 ($16,782,000 classified as available-for-sale) mature. Refer to Note 4 - "Investment Securities" of the Notes to the Consolidated Financial Statements for additional information on sales of securities.

     As   of  December  31,  1997,  Bancshares  held  $22,291,000  ($13,075,000 classified as available-for-sale) of mortgage-backed securities. These securities are issued by U.S. Government agencies or one of its sponsored enterprises and are guaranteed or insured by the issuing agency. Of the total mortgage-backed securities, $11,534,000 was invested in CMO PAC's, of which all had ratings of AAA by one or more of the rating agencies. Additionally, Bancshares investments in CMO PAC's are agency-backed.

     Mortgage-backed securities are subject to prepayments and changing yields. These prepayments, which have increased in recent years as underlying mortgages have been refinanced at lower interest rates as well as interest rate changes on adjustable rate mortgage-backed securities, could have an effect on Bancshares' asset/liability management strategy.

     With the exception of securities of the U.S. Treasury and other U.S. Government agencies and corporations, Bancshares did no hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10 percent of stockholders' equity at December 31, 1997.

     The contractual maturity of Bancshares' securities as of December 31, 1997, are presented in the following table along with the weighted average yields (TE) (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

TABLE 6    SECURITY MATURITIES

                                 Within 1 Year        1 - 5 Years         5 - 10 Years        After 10 Years            Total
                               ----------------     ----------------     ----------------     ----------------     ---------------
                               Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield      Amount   Yield
                               -------    -----     -------    -----     -------    -----     -------    -----     --------  -----
Available for sale
    U.S. Treasury              $ 8,690    5.36%     $20,100    6.38%     $     0              $     0              $ 28,790  6.06%
    Federal agencies            29,525    5.71%      25,425    5.01%       6,648    7.20%           0                61,598  5.58%
    State and municipal          1,001    5.80%           0                    0                2,136    5.04%        3,137  5.29%
    Mortgage-backed securities   2,484    5.74%       2,618    6.64%         500    6.78%       7,473    8.23%       13,075  7.39%
                               -------    -----     -------    -----     -------    -----     --------   -----     --------  -----
     Total available for sale   41,700    5.64%      48,143    5.65%       7,148    7.17%       9,609    7.53%      106,600  5.92%
                               -------    -----     -------    -----     -------    -----     --------   -----     --------  -----
Held to maturity
    U.S. Treasury                1,701    5.33%         748    6.94%           0                    0                 2,449  5.82%
    Federal agencies             1,926    5.81%         526    6.98%           0                    0                 2,452  6.05%
    State and municipal          1,322    8.93%       7,459    6.87%       6,233    6.36%       2,628    5.05%       17,642  6.57%
    Mortgage-backed securities     585    8.37%           0                1,000    6.00%       7,631    6.35%        9,216  6.44%
                               -------    -----     -------    -----     -------    -----     --------   -----     --------  -----
     Total held to maturity      5,534    6.68%       8,733    6.88%       7,233    6.31%      10,259    6.02%       31,759  6.44%
                               -------    -----     -------    -----     -------    -----     --------   -----     --------  -----
     Total investment
     securities                $47,234    5.77%     $56,876    5.69%     $14,381    6.68%     $19,868    6.75%     $138,359  5.97%
                               =======    =====     =======    =====     =======    =====     =======    =====     ========  =====

The net unrealized gain on securities available-for-sale at December 31, 1997, which is recorded as an increase in stockholders' equity, is $380,000, net of deferred taxes of $196,000. At December 31, 1996, Bancshares had a net unrealized gain on securities available-for-sale recorded in stockholders' equity of $133,000, net of deferred taxes of $79,000.

LOANS

     The loan portfolio is the largest category of the Bancshares' earning assets. Bancshares management was not aware of any loan concentration exceeding 10% which is not otherwise disclosed as a category of loans. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

TABLE 7    COMPOSITION OF LOANS

                                                                              December 31
                                 ------------------------------------------------------------------------------------------------
                                        1997                 1996                 1995               1994               1993
                                 -----------------    -----------------    ----------------   ----------------   ----------------
                                             % of                 % of                % of               % of               % of
                                  Amount     Total     Amount     Total     Amount    Total    Amount    Total    Amount    Total
                                 --------    -----    --------    -----    ---------  -----   ---------  -----   ---------  -----
Commercial and industrial loans  $ 29,695     15%     $ 25,742     13%      $ 21,986   12%     $ 29,406   15%     $ 31,029   17%
Real estate loans                  93,885     47%       84,220     42%        79,296   42%       84,829   44%       71,602   38%
Construction loans                  6,708      3%       11,659      6%        10,215    5%        6,734    3%        4,436    2%
Agricultural production
 financing and other loans
 to farmers                         7,822      4%        7,837      4%         7,453    4%        5,296    3%        5,257    3%
Individuals' loans for household
 and other personal expenditures
 and other loans                   60,343     30%       68,404     34%        68,124   36%       66,719   34%       72,684   39%
Tax-exempt loans                    1,600      1%        2,033      1%         2,056    1%        1,703    1%        1,719    1%
                                 --------    -----    --------    -----     --------  -----    --------  -----    --------  -----
  Total loans                    $200,053    100%     $199,895    100%      $189,130  100%     $194,687  100%     $186,727  100%
                                 ========    =====    ========    =====     ========  =====    ========  =====    ========  =====

     Total loans increased by $158,000 from December 31, 1996 to December 31, 1997, however, average loans were $11,275,000 higher in 1997 than in 1996. The increase was primarily due to increases in commercial and industrial loans and real estate loans, offset by decreases in construction loans and loans to individuals for household and other personal expenditures and other loans. Commercial and industrial loans increased by $3,953,000 due to increased local demand. Real estate loans increased by $9,665,000 due to competitive rates in a refinancing market and construction loans being refinanced as permanent mortgages. Construction decreased $4,951,000 as a result of construction projects being completed and refinanced as permanent mortgages. Loans to individuals for household and other personal expenditures decreased by $8,061,000 due to stronger underwriting guidelines and increased competition. The reason for the difference between the slight loan increase and the high average balance increase is that a substantial amount of loans were paid down during December 1997.

     Bancshares continues to sell residential mortgage loans in the secondary market to FNMA. Since loans are sold to FNMA on the same day as the loan closes, Bancshares does not carry any loans held for sale in the loan portfolio. All loans are sold without recourse and with normal servicing fees being retained. The decision to sell loans to FNMA in the future will depend on the availability of funds, liquidity needs, and the return available. Bancshares sold $13,066,000 to FNMA in 1997 and $10,357,000 in 1996.

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

     The maturity distribution and interest rate sensitivity of loans at December 31, 1996 are set forth below (in thousands):

TABLE 8 LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF SELECTED LOAN TYPES

                                               Within 1 Year      1-5 Years       After 5 years       Total
                                               -------------     -----------      -------------    ------------
Commercial and industrial loans                 $   21,541        $    7,572       $     582        $    29,695
Construction loans                                   5,072             1,636                              6,708
Agricultural production financing and other
loans to farmers                                     5,442             2,231             149              7,822
                                               -----------       -----------      -------------    ------------
      Total                                     $   32,055        $   11,439       $     731        $    44,225
                                               ===========       ===========      =============    ============

Fixed rate loans                                $    7,855        $   10,163       $     348        $    18,366
Variable rate loans                                 24,200             1,276             383             25,859
                                               -----------       -----------      -------------    ------------
      Total                                     $   32,055        $   11,439       $     731        $    44,225
                                               ===========       ===========      =============    ============

NONPERFORMING ASSETS

     Nonperforming assets include nonaccrual loans, loans where scheduled payments are 90 days or more past due and other real estate owned. Bancshares places loans on nonaccrual status when management believes, after considering the borrowers' financial condition and other relevant factors, that future collection of principal or interest in accordance with contractual terms may be doubtful. Loans 90 days or more past due are transferred to nonaccrual status unless they are well secured and in the process of collection. Other real estate owned includes properties acquired through foreclosure or deed in lieu of foreclosure. The properties are recorded at the lower of the book value of the loan or fair value, less estimated costs to sell. Other real estate owned at December 31, 1997 and 1996 was immaterial.

     The following table sets forth the aggregate amount of the Company's nonperforming assets for the last five years (in thousands):

TABLE 9    NONPERFORMING ASSETS

                                                                               December 31
                                              ------------------------------------------------------------------------
                                              1997             1996             1995             1994           1993
                                              -----            -----            -----            -----          -----
Nonaccrual loans                               $322             $173             $ 69             $ 23           $183
                                              =====            =====            =====            =====          =====
Loans past due 90 days or more                  423              650              372              365            131
                                              =====            =====            =====            =====          =====
Restructured loans                                0                0                0                0              0
                                              =====            =====            =====            =====          =====
Nonperforming loans to loans                   0.37%            0.41%            0.23%            0.20%          0.17%
                                              ======           ======           ======           ======         ======

     Bancshares' management believes that nonperforming and potential problem loans are appropriately identified and monitored, based on extensive analysis performed by internal loan review personnel, management and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans.

     There were no other interest bearing assets that required to be disclosed as being nonperforming if such other assets were loans. Interest income that would have been recorded in 1997 if non-accrual loans had been performing according to original loan terms and interest income on non-accrual loans that was included in 1997 interest income were immaterial.

     At December 31, 1997, Bancshares had approximately $1,588,000 in potential problem loans. Potential problem loans are those loans identified by management that are worthy of special attention, and although currently performing, may have some underlying weaknesses. Potential problem loans of $1,502,000 existed at December 31, 1996. Of the potential problem loans outstanding at December 31, 1997 and 1996, there were no individually significant problem loans and no specific industry concentration.

     Bancshares accounts for impaired loans in accordance with SFAS No. 114 and No. 118, "Accounting by Creditors for an Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These Statements require that impaired loans within the scope of these Statements be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note. The amount of impaired loans outstanding at December 31, 1997 and 1996 and during 1997 and 1996 were immaterial.

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

TABLE 10   ALLOWANCE FOR LOAN LOSSES

                                              1997      1996      1995      1994      1993
                                              ------    ------    ------    ------    ------
Allowance - beginning of year                 $3,382    $3,356    $3,375    $3,259    $2,680
 Loans charged off:
   Commercial and industrial loans               145                  25                  62
   Real estate loans                              25                  41        14       110
   Individuals' loans for household and
    other personal expenditures and other
    loans                                        438       463       417       456       333
                                              ------    ------    ------    ------    ------
       Total charge -offs                        608       463       483       470       505
                                              ------    ------    ------    ------    ------
Recoveries on loans previously charged-off:
   Commercial and industrial loans                85        14        44        72        91
   Real estate loans                             131        51         2        64        69
   Individuals' loans for household and
    other personal expenditures and other
    loans                                        109       114       143       150       124
                                              ------    ------    ------    ------    ------
       Total recoveries                          325       179       189       286       284
                                              ------    ------    ------    ------    ------
Net charge-offs                                  283       284       294       184       221
                                              ------    ------    ------    ------    ------
Provision for loan losses                        432       310       275       300       800
                                              ------    ------    ------    ------    ------
Allowance - end of year                       $3,531    $3,382    $3,356    $3,375    $3,259
                                              ======    ======    ======    ======    ======
Net charge-offs to average loans               0.14%     0.15%     0.16%     0.10%     0.13%
Allowance for loan losses to loans             1.77%     1.72%     1.81%     1.76%     1.78%

     For many years, Bancshares has minimized credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually and changes approved by the board of directors. Senior management is actively involved in business development efforts and maintenance and monitoring of credit underwriting and approval.

     Management believes the allowance for loan losses is adequate to absorb probable loan losses and that the policies and procedures in place to identify and monitor loans for potential losses are satisfactory.

     The following table sets forth an allocation of the Bancshares' allowance for loan losses for the last five years (in thousands):

TABLE 11   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                       1997            1996           1995             1994            1993
                                  -------------   -------------   -------------   -------------   -------------
                                          % of            % of            % of            % of            % of
                                  Amount  Total   Amount  Total   Amount  Total   Amount  Total   Amount  Total
                                  ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
Commercial and industrial loans   $  664    25%   $  575    23%   $  460    20%   $  400    17%   $   410   18%
Real estate loans                  1,022    40%    1,007    41%    1,001    43%    1,019    44%       952   42%
Construction Loans                     0               0               0               0                0
Agricultural production financing
 and other loans to farmers           15     1%       18     1%       15     1%       15     1%        15    1%
Individuals' loans for household
 and other personal expenditures
 and other loans                     865    34%      860    35%      855    36%      906    38%       886   39%
Tax exempt loans                       0               0               0               0                0
Unallocated                          965    N/A      922    N/A    1,025    N/A    1,035    N/A       996   N/A
                                  ------   ----   ------   ----   ------   ----   ------   ----     ------  ----
     Total                        $3,531   100%   $3,382   100%   $3,356   100%   $3,375   100%     $3,259  100%
                                  ======   ====   ======   ====   ======   ====   ======   ====     ======  ====

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

PREMISES AND EQUIPMENT

     Premises and equipment decreased $895,000 or 9% from December 31, 1996 to December 31, 1997. This decrease is attributed to total depreciation of $1,461,000 offset by purchases of $566,000 during 1997. The majority of purchases were comprised of non-major items.

     Premises and equipment decreased $2,406,000 or 19% from December 31, 1995 to December 31, 1996. This decrease is attributed to the disposal of $1,514,000 in equipment by FirsTech and total depreciation of $1,720,000 offset by purchases of $828,000 during 1996. The majority of purchases during 1996 were made by Decatur Bank and were comprised of non-major items.

OTHER ASSETS

     Other assets increased by $348,000 from December 31, 1996 to December 31, 1997. This increase is mainly attributed to a two-year equipment maintenance contract signed by FirsTech. As a result FirsTech was able to substantially reduce monthly maintenance costs on equipment.

     Other assets decreased by $533,000 from December 31, 1995 to December 31, 1996. This decrease is mainly attributed to a decrease in outstanding receivables due to FirsTech as a result of the loss of the major customer of FirsTech.

DEPOSITS

     Bancshares' earning assets are funded by a combination of consumer, commercial and public fund deposits. The following table summarizes the
composition  of  major   deposit  categories  for  the  last  three  years  (in
thousands):

TABLE 12   AVERAGE BALANCE AND WEIGHTED AVERAGE RATE OF DEPOSITS

                                                                 December 31,
                                   --------------------------------------------------------------------------
                                            1997                     1996                      1995
                                   ----------------------    ---------------------     ----------------------
                                                 Weighted                 Weighted                   Weighted
                                    Average      Average      Average     Average       Average      Average
                                    Balance       Rate        Balance      Rate         Balance       Rate
                                   ---------    ---------    ---------   ---------     ---------    ---------
Demand
   Noninterest bearing              $ 49,442                  $ 48,505                  $ 52,148
   Interest bearing                   66,757      2.52%         63,404     2.38%          69,373     2.47%
Savings                               45,436      2.94%         46,181     2.94%          43,761     2.86%
Time
   $100,000 and over                  46,976      5.45%         50,757     5.32%          36,282     5.43%
   Under $100,000                    104,088      5.32%        104,328     5.37%         117,620     5.09%
                                    --------                  --------                  --------
Total average deposits              $312,699                  $313,175                  $319,184
                                    ========                  ========                  ========

From 1995 to 1997, total average deposits have remained relatively constant; however, within the specific deposit types, Bancshares has experienced a decline in demand deposits with an offsetting increase in savings and time deposits. This change is attributed to a general rise in market interest rates associated with savings and time deposits. Refer to "Results of Operations - Net Interest Income" for an explanation of this change in interest rates.

The following table sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 1997 (in thousands):

TABLE 13   MATURITY DISTRIBUTION OF TIME DEPOSITS > $100,000

3 months or less       $16,151
3 to 6 months              705
6 to 12 months          21,695
Over 12 months           6,269
                       -------
  Total                $44,820
                       =======

BORROWINGS

     Borrowings consist of securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank ("FHLB") advances and U.S. Treasury demand notes. Refer to Note 9 - "Short-Term Borrowings" of the Notes to Consolidated Financial Statements for further explanation of short-term borrowings.

OTHER LIABILITIES

     Other liabilities increased $593,000 from December 31, 1996 to December 31, 1997 mainly due to an increase in deferred income taxes $439,000.

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

CAPITAL

     Total stockholders' equity rose $3,805,000 or 7.8% from December 31, 1996 to December 31, 1997. The increase is mainly attributed to net income of $5,093,000 less cash dividends of $1,385,000, net treasury stock purchases of $171,000 and an increase in the unrealized gain on securities available for sale of $247,000, net of deferred taxes.

     Total stockholders' equity rose $2,614,000 or 5.7% from December 31, 1995 to December 31, 1996. The increase is mainly attributed to net income of $4,520,000 less cash dividends of $1,277,000 and a reduction in the unrealized gain on securities available for sale of $282,000, net of deferred taxes. Treasury stock has been reacquired for the specific purpose of distributing shares to Bancshares' ESOP. Approximately 8,549 shares of treasury stock were reacquired in 1997.

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

LIQUIDITY

     Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. Bancshares was able to adequately fund asset growth and meet liquidity needs in 1997. At December 31, 1997, federal funds sold and securities having contractual maturities of one year or less totaled $64.4 million. Bancshares's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. Other sources of potential liquidity include the sale of securities classified as available-for-sale, borrowings under informal federal funds lines with correspondent banks and advances with the FHLB.

     Refer to the "Consolidated Statement of Cash Flows" in the Consolidated Financial Statements for details of net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities.

MARKET RISK AND INTEREST RATE SENSITIVITY

     Asset/liability management involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities. It also involves providing adequate liquidity while sustaining stable growth in net interest income. Regular review and analysis of deposit trends, cash flows in various categories of loans and monitoring of interest spread relationships are vital to this process. The nature of the banking business requires Bancshares maintain adequate liquidity to meet changes in composition and volume of assets and liabilities due to seasonal, cyclical or other reasons. Liquidity describes the ability of Bancshares to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of Bancshares, as well as meeting current and future planned expenditures. This liquidity is typically provided by the funds received through customer deposits, investment maturities, loan repayments, borrowings and income. Bancshares' management considers the current liquidity position to be adequate to meet the needs of customers.

     Bancshares seeks to contain the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the then currently prevailing rate of interest, these securities may be prepaid in a shorter time period. Accordingly, the mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years, are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments on the underlying loans. NOW and savings accounts, by contract, may be withdrawn in their entirety upon demand. While these contracts are extremely short, it has been Bancshare's experience that these accounts turn over at the rate of five percent per year. If all of the NOW and savings accounts were treated as repricing in one year or less, the cumulative negative gap at one year or less would be $105.1 million or 29.56% of interest earning assets. Due to their very liquid nature, the entire balance of money market accounts is assumed to be repriced within one year.

     Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of Bancshare's earning assets and funding sources. An Asset/Liability Committee ("ALCO") manages the interest rate sensitivity position in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with Bancshare's liquidity analysis, growth, and capital adequacy goals. Bancshares sells fixed-rate real estate loans in the secondary mortgage market. Bancshare's management believes that by selling certain loans rather than retaining them in its portfolio, it is better able to match the maturities of interest sensitive assets to interest sensitive liabilities. It is the objective of the ALCO to maximize net interest margins during periods of both volatile and stable interest rates, to attain earnings growth and to maintain sufficient liquidity to satisfy depositors' requirements and meet credit needs of customers.

     Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Bancshares is only subject to interest rate risk. Bancshares purchased no financial instruments for trading purposes during 1997.

     The following table summarizes,  as  of December 31, 1997, the anticipated
maturities  or  repricing  of  Bancshare's  interest   sensitive   assets   and
liabilities, Bancshare's interest sensitivity gap (interest-earning assets less interest-bearing liabilities), Bancshares cumulative interest rate sensitivity gap and Bancshare's cumulative interest sensitivity repricing gap ratio (cumulative interest rate sensitivity gap divided by total assets). The table is supposed to reflect expected cash flows from the market risk sensitive instruments for each of the next five years and in aggregate for any remaining years. However, as this information was not readily available, the table shows expected cash flows for the first year, years one through five combined and an aggregate for years remaining after year five. A negative gap for any period means that more interest-bearing liabilities will reprice or maturing during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position.

TABLE 14   GAP TABLE

                                     0 - 3            3 - 12          1 -5          After 5                          Fair
                                     months           months          Years          Years             Total         Value
                                  -----------      ----------      ----------     -----------       ---------     ---------
Loans (1)
   Fixed rate                      $    7,871       $  15,931       $  89,875      $    9,942        $123,619      $130,483
   Average interest rate                9.02%           8.28%           8.89%           7.92%           8.74%
   Variable rate                       33,554          12,018          30,582             280          76,434        80,678
    Average interest rate               9.45%           7.42%           7.39%           6.95%           8.27%
Securities (2)
   Fixed rate                          10,735          36,499          56,876          32,675         136,785       136,622
   Average interest rate                6.05%           5.69%           5.69%           6.72%           5.97%
   Variable rate                                                                        1,574           1,574         2,154
    Average interest rate                                                               6.65%           6.65%
Federal funds sold                     17,145                                                          17,145        17,145
    Average interest rate               5.50%                                                           5.50%
                                   ----------       ---------      ----------     -----------       ---------     ---------
  Total interest-earning assets        69,305          64,448         177,333          44,471         355,557       367,082
                                   ----------       ---------      ----------     -----------       ---------     ---------

NOW and savings accounts                1,128           3,385          18,052          67,687          90,252        90,252
    Average interest rate               2.97%           2.97%           2.97%           2.97%           2.97%
Money market accounts                  29,968                                                          29,968        29,968
    Average interest rat                3.71%                                                           3.71%
Time deposits
   Fixed rate                          34,151          66,958          40,483                         141,592       144,889
    Average interest rate               4.66%           5.30%           5.99%                           5.37%
   Variable rate                        5,880                                                           5,880         6,017
    Average interest rate               4.00%                                                           4.00%
Federal funds purchased and securities
 sold under repurchase agreements       8,448                                                           8,448         8,448
    Average interest rate               5.20%                                                           5.20%
FHLB advances                              13              37             237           2,667           2,954         2,985
    Average interest rate               6.84%           6.84%           6.84%           6.84%           6.84%
U.S. Treasury demand notes              3,151                                                           3,151         3,151
    Average interest rate               5.25%                                                           5.25%
                                   ----------       ---------      ----------     -----------       ---------     ---------
 Total interest-bearing liabilities    82,739          70,380          58,772          70,354         282,245       285,710
                                   ----------       ---------      ----------     -----------       ---------     ---------
Interest-earning assets less interest-
  bearing lLiabilities ("Gap")      $ (13,434)       $ (5,932)       $118,561       $ (25,883)       $ 73,312      $ 81,372
                                   ===========      ==========      ==========    ============      =========     =========
Cumulative gap                      $ (13,434)       $(19,366)       $ 99,195       $  73,312        $ 73,312      $ 81,372
                                   ===========      ==========      ==========    ============      =========     =========
Cumulative Gap as a percentage of
 total interest earning assets         (3.78%)         (5.45%)         27.90%          20.62%          20.62%        22.17%
                                   ===========      ==========      ==========    ============      =========     =========

(1) Reflects  fair  value adjustments for securities available for sale.
(2) Includes consumer loans net of unearned income, and excludes nonaccrual and impaired loans.

     At December 31, 1997, the table above reflects that Bancshares has a negative liability gap due to the level of interest bearing demand deposits and savings that are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $134,300
(annualized) in 90 days and $193,700 in 12 months assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

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

CAPITAL RESOURCES

     At December 31, 1997, Bancshares had no material commitments for capital expenditures.

YEAR 2000

     Bancshares has established a Project Team to address the Year 2000 issue. They are following guidelines established in an OCC Advisory Letter dated may 16, 1997. This letter contains guidance regarding measures banks should be taking to make certain they are ready for the year 2000 and beyond. The OCC describes 5 phases in Year 2000 project management: (1) Awareness - define the problem and develop a strategy, (2) Assessment - identify, inventory, and assess, (3) Renovation - enhancements, upgrades, repairs and replacement, (4) Validation - testing to ensure desired results and (5) Implementation - certify systems and contingency plans.

     The project team is currently in the later stages of phase 2 and getting ready for phase 3. Based on current assessments, Bancshares does not expect the amounts to be expended over the next two years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

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

     SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights. Refer to Note 7 - "Loan Servicing" of the Notes to the Consolidated Financial Statements for additional information on mortgage servicing rights.

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

     Bancshares elected to continue to measure compensation costs using Opinion No. 25. There were no pro forma disclosures required pursuant to SFAS No. 123 as no awards were granted in 1997, 1996 or 1995.

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

     This Statement provides detailed measurement standards for assets and liabilities included in these transactions. It also includes implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interest, servicing of financial assets, securitization, transfers or sales type and direct financing lease receivables, securities lending transactions, repurchase agreements, "wash sales," loan syndications and participation, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse and extinguishment of liabilities.

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

     The FASB has issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the current standards for computing earnings per share and makes them comparable to international earnings per share standards. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires the reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and early application is not permitted. SFAS No. 128 will require the restatement of all prior period earnings per share data presented. Refer to the "Consolidated

Statement of Income" and Note 16 - "Earnings Per Share" in the Consolidated Financial Statements for this calculation.

     The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position.

     SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements. Bancshares will provide a statement of comprehensive income beginning with its March 31, 1998 quarterly report on Form 10-Q.

     The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires a reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. SFAS No. 131 also requires a public business enterprise to report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general purpose financial statements and changes in the measurement of segment amounts from period to period.

     SFAS No. 131 is effective for both interim and annual periods beginning after December 15, 1997. Bancshares will provide a statement of comprehensive income beginning with its March 31, 1998 quarterly report on Form 10-Q.

ITEM 8. FINANCIAL STATEMENTS

                       First Decatur Bancshares, Inc. and Subsidiaries
                                 Consolidated Balance Sheet

DECEMBER 31
                                                                      1997                         1996
                                                                 ______________               _____________
 ASSETS
   Cash and due from banks                                        $  22,879,696               $  32,817,670
   Federal funds sold                                                17,145,000                  15,770,000
                                                                  -------------               -------------
    Cash and cash equivalents                                        40,024,696                  48,587,670

   Investment securities
    Available for sale                                              106,600,089                  94,352,502
    Held to maturity                                                 31,758,682                  36,790,361
                                                                   ------------               -------------
       Total investment securities                                  138,358,771                 131,142,863

   Loans                                                            200,053,156                 199,895,080
    Allowance for loan losses                                       (3,530,749)                 (3,381,519)
                                                                   ------------               -------------
       Net loans                                                    196,522,407                 196,513,561
   Premises and equipment                                             9,271,264                  10,166,047
   Other assets                                                       8,060,228                   7,712,720
                                                                   ------------               -------------
       Total assets                                                $392,237,366                $394,122,861
                                                                   ------------               -------------
                                                                   ------------               -------------
LIABILITIES
   Deposits
    Noninterest bearing                                           $  53,436,395               $  54,672,633
    Interest bearing                                                267,691,475                 265,489,458
                                                                  -------------               -------------
       Total deposits                                               321,127,870                 320,162,091
   Federal funds purchased and securities sold under repurchase
   agreements                                                         8,448,064                  16,969,492
   Federal Home Loan Bank advances                                    2,954,140                   2,500,000
   U.S. Treasury demand notes                                         3,151,013                   2,332,708
   Other liabilities                                                  4,257,076                   3,664,260
                                                                  -------------               -------------
       Total liabilities                                            339,938,163                 345,628,551

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
    Authorized and unissued - 200,000 shares
   Common stock, $0.01 par value
    Authorized- 5,000,000 shares
    Issued 2,909,397 shares, of which 30,910 shares and
    22,361 shares were held as treasury stock                            29,094                      29,094
   Capital surplus                                                    7,857,952                   7,853,637
   Paid-in capital-phantom stock                                        166,470                     145,862
   Retained earnings                                                 44,506,036                  40,797,815
   Net unrealized gain on securities available for sale                 380,134                     132,666
                                                                   ------------               -------------
                                                                     52,939,686                  48,959,074
   Treasury stock, at cost                                            (640,483)                   (464,764)
                                                                   ------------               -------------
       Total stockholders' equity                                    52,299,203                  48,494,310
                                                                   ------------               -------------
       Total liabilities and stockholders' equity                  $392,237,366                $394,122,861
                                                                   ------------               -------------
                                                                   ------------               -------------

See notes to consolidated financial statements.

                       First Decatur Bancshares, Inc. and Subsidiaries
                              Consolidated Statement of Income

YEAR ENDED DECEMBER 31                                               1997                    1996                 1995
                                                                 -----------            -----------           -----------
INTEREST INCOME
    Loans receivable
     Taxable                                                     $17,731,327            $16,646,331           $15,972,588
     Tax exempt                                                      103,761                116,411               120,716
    Investment securities
     Taxable                                                       7,018,176              7,609,289             7,274,008
     Tax exempt                                                      782,958                645,095               630,966
    Federal funds sold                                               587,597                421,399               656,422
    Other interest income                                             62,010                 28,609                24,454
                                                                 -----------            -----------           -----------
         Total interest income                                    26,285,829             25,467,134            24,679,154
                                                                 -----------            -----------           -----------
INTEREST EXPENSE
    Deposits                                                      11,117,142             11,164,465            11,047,079
    Federal funds purchased and securities sold under repurchase
    agreements                                                       304,524                293,105               206,442
    Federal Home Loan Bank advances                                  201,017                 77,471
    U.S. Treasury demand notes                                        93,522                 83,587                97,571
                                                                 -----------            -----------           -----------
         Total interest expense                                   11,716,205             11,618,628            11,351,092
                                                                 -----------            -----------           -----------
NET INTEREST INCOME
                                                                  14,569,624             13,848,506            13,328,062
    Provision for loan losses                                        432,000                310,000               275,000
                                                                 -----------            -----------           -----------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             14,137,624             13,538,506            13,053,062
                                                                 -----------            -----------           -----------
OTHER INCOME
    Remittance processing income                                   4,240,590              5,747,797             9,088,188
    Fiduciary activities                                           1,623,343              1,534,915             1,457,428
    Service charges on deposit accounts                            1,063,557              1,127,468             1,045,197
    Loan servicing fees                                              342,127                293,163               163,082
    Net realized gains (losses) on sales of securities available
    for sale                                                          11,019                (7,868)                 7,517
    Net gains on loan sales                                          151,706                117,802               140,626
    Other income                                                     985,487                873,485               594,069
                                                                 -----------            -----------           -----------
         Total other income                                        8,417,829              9,686,762            12,496,107
                                                                 -----------            -----------           -----------
OTHER EXPENSES
    Salaries and employee benefits                                 7,864,296              8,164,051            10,029,611
    Net occupancy expenses                                         1,136,502              1,141,855             1,205,878
    Equipment expenses                                             2,179,185              2,482,713             2,357,865
    Data processing fees                                             325,828                369,662               561,318
    Service charges from corresponding banks                         497,987                756,001             1,089,293
    Deposit and other insurance expense                              247,278                222,768               563,391
    Supplies                                                         408,707                466,647               774,406
    Professional fees                                                366,143                709,444               433,667
    Postage                                                          371,910                362,334               451,066
    Other expenses                                                 1,746,598              1,776,332             1,769,697
                                                                 -----------            -----------           -----------
         Total other expenses                                     15,144,434             16,451,807            19,236,192
                                                                 -----------            -----------           -----------
  INCOME BEFORE INCOME TAX                                         7,411,019              6,773,461             6,312,977
    Income tax expense                                             2,317,961              2,253,537             2,019,717
                                                                 -----------            -----------           -----------
  NET INCOME
                                                                 $ 5,093,058            $ 4,519,924           $ 4,293,260
                                                                 -----------            -----------           -----------
                                                                 -----------            -----------           -----------
  EARNINGS PER SHARE
   BASIC EARNINGS PER SHARE                                      $      1.77            $      1.56           $      1.48
   AVERAGE SHARES OUTSTANDING                                      2,885,090              2,900,533             2,901,477
   DILUTED EARNINGS PER SHARE                                    $      1.76            $      1.55           $      1.48
   AVERAGE SHARES OUTSTANDING                                      2,895,804              2,910,199             2,907,676

See notes to consolidated financial statements.

                         First Decatur Bancshares, Inc. and Subsidiaries
                   Consolidated Statement of Changes in Stockholders' Equity

                                                                       PAID-IN                NET UNREALIZED
                                      COMMON STOCK                    CAPITAL-                GAIN (LOSS) ON
                                 SHARES               CAPITAL      PHANTOM   RETAINED       SECURITIES    TREASURY
                                 ISSUED      AMOUNT   SURPLUS       STOCK    EARNINGS      AVAILABLE FOR    STOCK      TOTAL
                                                                                               SALE
                                 ---------   -------  ----------  --------  ------------  ------------    -----------  -----------
BALANCES, JANUARY 1, 1995        2,909,397   $29,094  $7,843,201  $33,402    $34,529,466   $(905,400)     $(159,953)   $41,369,810
  Net income for 1995                                                          4,293,260                                 4,293,260
  Cash dividends ($.40 per
  share)                                                                      (1,157,489)                               (1,157,489)
  Net change in unrealized gain
  (loss) on securities available
  for sale                                                                                 1,320,431                     1,320,431
  Paid-in capital-phantom stock                                    58,001                                                   58,001
  Net treasury stock
  transactions                                            9,579                                             (13,686)        (4,107)
                                ---------    -------  ----------   --------  -----------  --------------  ----------   ------------
  BALANCES, DECEMBER 31, 1995   2,909,397     29,094   7,852,780   91,403     37,665,237     415,031       (173,639)    45,879,906
  Net income for 1996                                                          4,519,924                                 4,519,924
  Cash dividends ($.44 per
  share)                                                                      (1,277,085)                               (1,277,085)
  Net change in unrealized gain
  (loss) on securities available
  for sale                                                                                  (282,365)                     (282,365)
  Cash payment to acquisition
  dissenter                                              (14,763)               (110,261)                                 (125,024)
  Paid-in capital-phantom stock                                    54,459                                                   54,459
  Net treasury stock
  transactions                                            15,620                                           (291,125)      (275,505)
                               ----------    -------  ------------  --------  -----------  -------------- -----------   ------------
  BALANCES, DECEMBER 31, 1996  2,909,397     29,094    7,853,637   145,862    40,797,815     132,666       (464,764)    48,494,310
  Net income for 1997                                                          5,093,058                                 5,093,058
  Cash dividends ($.48 per
  share)                                                                      (1,384,837)                               (1,384,837)
  Net change in unrealized gain
  (loss) on securities available
  for sale                                                                                   247,468                       247,468
  Paid-in capital-phantom stock                                     20,608                                                  20,608
  Net treasury stock
  transactions                                             4,315                                           (175,719)      (171,404)
                              ----------    -------  ------------ ---------  -----------  -------------- -----------   ------------
  BALANCES, DECEMBER 31, 1997  2,909,397    $29,094   $7,857,952  $166,470   $44,506,036    $380,134      $(640,483)   $52,299,203
                              ----------    -------  ------------ ---------  -----------  -------------- -----------   ------------
                              ----------    -------  ------------ ---------  -----------  -------------- -----------   ------------

See notes to consolidated financial statements.

                       First Decatur Bancshares, Inc. and Subsidiaries
                            Consolidated Statement of Cash Flows

YEAR ENDED DECEMBER 31                                                  1997                  1996                  1995
                                                                  -------------           ------------          -----------
OPERATING ACTIVITIES
    Net income                                                    $   5,093,058           $  4,519,924          $ 4,293,260
    Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for loan losses                                         432,000               310,000               275,000
      Amortization of goodwill                                           28,015                26,234                26,236
      Depreciation                                                    1,461,133             1,720,233             1,823,086
      Deferred income tax                                               322,598             (119,771)                 5,542
      Investment securities amortization, net                           176,280               384,845               388,336
      Investment securities (gains) losses                             (11,019)                 7,868               (7,517)
      Gains on loan sales                                             (151,706)             (117,802)             (140,626)
      Loans originated for resale                                  (13,066,120)           (10,356,691)         (15,932,369)
      Proceeds from sales of loans originated for resale             13,217,826            10,474,493            16,072,995
      Paid-in capital-phantom stock                                      20,608                54,459                58,001
      Net change in
        Other assets                                                  (375,523)               527,333             (349,117)
        Other liabilities                                               153,506             (614,844)               596,936
                                                                  -------------           ------------         ------------
         Net cash provided by operating activities                    7,300,656             6,816,281             7,109,763
                                                                  -------------           ------------         ------------
INVESTING ACTIVITIES
    Purchases of securities available for sale                     (47,977,838)           (23,686,550)         (40,084,095)
    Proceeds from maturities of securities available for sale        29,986,637            16,782,157            18,504,687
    Proceeds from sales of securities available for sale              5,993,748             2,983,125            11,186,551
    Purchases of securities held to maturity                        (4,826,700)           (3,146,220)           (5,493,216)
    Proceeds from maturities of securities held to maturity           9,807,164            12,858,791             7,989,716
    Net change in loans                                               (440,846)           (11,049,087)            5,262,628
    Proceeds from disposal of premises and equipment                                        1,513,744
    Purchases of premises and equipment                               (566,350)             (827,791)           (4,665,990)
                                                                  -------------           ------------         ------------
         Net cash used by investing activities                      (8,024,185)           (4,571,831)           (7,299,719)
                                                                  -------------           ------------         ------------
FINANCING ACTIVITIES
    Net change in
      Demand and savings deposits                                     9,701,278           (3,555,276)           (3,074,262)
      Certificates of deposit                                       (8,735,499)             1,007,697            5,223,192
      Federal funds purchased and securities sold under repurchase
      agreements                                                    (8,521,428)             7,988,037              896,117
      U.S. Treasury demand notes                                        818,305             1,507,828           (1,726,013)
      Federal Home Loan Bank advances                                   454,140             2,500,000
    Cash dividends                                                  (1,384,837)           (1,277,085)           (1,157,489)
    Cash payment to acquisition dissenter                                                   (125,024)
    Net cash purchase of treasury stock                               (171,404)             (275,505)               (4,107)
                                                                   ------------           ------------         ------------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (7,839,445)            7,770,672               157,438
                                                                   ------------           ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             (8,562,974)            10,015,122              (32,518)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        48,587,670             38,572,548           38,605,066
                                                                   ------------           ------------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $40,024,696            $48,587,670          $38,572,548
                                                                   ------------           ------------         ------------
                                                                   ------------           ------------         ------------
ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                                  $11,773,964            $11,689,216          $10,584,543
    Income tax paid                                                  1,902,061              2,338,015            1,961,008
    Transfer of investment securities held to maturity to
    available for sale                                                                                          29,576,613

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

During May, 1997 First Shelby was dissolved and its subsidiary, Shelby
Bank, is now a wholly owned subsidiary of the Company. The net assets of First Shelby were transferred to the Company.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a holding company whose principal activity is the ownership and management of the subsidiaries. Decatur Bank operates under a national charter and provides full banking services, including trust services. As a national bank, Decatur Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC"). Shelby Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, Shelby Bank is subject to regulation by the Office of Banks and Real Estate, State of Illinois, and the FDIC.

The Banks generate commercial, mortgage and consumer loans and receive deposits from customers located primarily in Central Illinois. The Banks' loans are generally secured by specific items of collateral including real property, consumer assets and business assets. FirsTech is a remittance processing company that provides various remittance processing services primarily for several large utility companies.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and the subsidiaries after elimination of all material intercompany transactions and accounts.

INVESTMENT SECURITIES - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized Cost.
Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

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

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans, except for installment loans with add-on interest, for which a method that approximates the level yield method is used. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrowers may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1997, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

EARNINGS PER SHARE - Basic earnings per share have been computed based upon the weighted average common shares outstanding during each year excluding all dilution. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

 FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


2. BUSINESS COMBINATION

On April 1, 1996, the Company consummated a business combination with First Shelby. The Company issued 695,852 shares of common stock in exchange for the outstanding shares of First Shelby common stock. The pooling-of-interest method of accounting for business combinations was used to account for the transaction. Accordingly, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1995, of the Company and First Shelby have been combined as if the combination had been in effect for the period presented.

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

                              Pro Forma Combined Condensed Statements of Income

                                                                                                             PRO FORMA
YEAR ENDED DECEMBER 31, 1995                                COMPANY                FIRST SHELBY               COMBINED
                                                          ------------             ------------             ------------
  Total interest income                                   $20,382,729               $4,296,425              $24,679,154
  Total interest expense                                    9,254,790                2,096,302               11,351,092
                                                          ------------             ------------             ------------
   Net interest income                                     11,127,939                2,200,123               13,328,062
     Provision for loan losses                                275,000                                           275,000
                                                          ------------             ------------             ------------
  Net interest income after provision for loan losses      10,852,939                2,200,123               13,053,062
  Total other income                                       12,180,340                  315,767               12,496,107
  Total other expenses                                    (17,669,371)              (1,566,821)             (19,236,192)
                                                          ------------             ------------             ------------
     Income before income tax                               5,363,908                  949,069                6,312,977
     Income tax expense                                     1,840,921                  178,796                2,019,717
                                                          ------------             ------------             ------------
  Net income                                               $3,522,987                 $770,273               $4,293,260
                                                          ------------             ------------             ------------
                                                          ------------             ------------             ------------

3. RESTRICTION ON CASH AND DUE FROM BANKS

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 1997, was $5,466,000.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. INVESTMENT SECURITIES

                                                             GROSS              GROSS
                                      AMORTIZED            UNREALIZED         UNREALIZED            FAIR
DECEMBER 31, 1997                       COST                 GAINS              LOSSES              VALUE
                                  --------------        -------------     --------------       --------------
Available for sale
   U.S. Treasury                  $   28,497,217        $     305,392      $    (12,244)       $   28,790,365
   Federal agencies                   61,355,239              299,325           (56,555)           61,598,009
   State and municipal                 3,103,114               33,768                               3,136,882
   Mortgage-backed securities         13,068,558               43,265           (36,990)           13,074,833
                                  --------------        -------------      -------------       --------------
       Total available for sale      106,024,128              681,750          (105,789)          106,600,089
                                  --------------        -------------      -------------       --------------
Held to maturity
   U.S. Treasury                       2,449,117               17,336            (1,141)            2,465,312
   Federal agencies                    2,452,357                9,562            (1,236)            2,460,683
   State and municipal                17,641,535              399,122              (107)           18,040,550
   Mortgage-backed securities          9,215,673                                 (6,028)            9,209,645
                                  --------------        -------------      -------------       --------------
       Total held to maturity         31,758,682              426,020            (8,512)           32,176,190
                                  --------------        -------------      -------------       --------------
       Total investment securities$  137,782,810         $  1,107,770       $  (114,301)         $138,776,279
                                  --------------        -------------      -------------       --------------
                                  --------------        -------------      -------------       --------------

                                                              GROSS              GROSS
                                       AMORTIZED            UNREALIZED         UNREALIZED             FAIR
DECEMBER 31, 1996                         COST                 GAINS              LOSSES              VALUE
                                   -------------            ---------         -----------       -------------
Available for sale
   U.S. Treasury                   $  32,416,906             $261,241         $ (99,222)        $  32,578,925
   Federal agencies                   54,686,279              249,647          (156,707)           54,779,219
   Mortgage-backed securities          7,037,536               35,867           (79,045)            6,994,358
                                   -------------            ---------         -----------       -------------
       Total available for sale       94,140,721              546,755          (334,974)           94,352,502
                                   -------------            ---------         -----------       -------------
Held to maturity
   U.S. Treasury                       5,204,084               37,927           (14,339)            5,227,672
   Federal agencies                    2,756,587               14,935           (10,057)            2,761,465
   State and municipal                14,004,848              235,232           (45,714)           14,194,366
   Mortgage-backed securities         14,824,842              118,841          (107,503)           14,836,180
                                   -------------            ---------         ----------        -------------
       Total held to maturity         36,790,361              406,935          (177,613)           37,019,683
                                   -------------            ---------         ----------        -------------
       Total investment securities $ 130,931,082             $953,690         $(512,587)         $131,372,185
                                   =============            =========         ==========        =============

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of securities held to maturity and available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              HELD TO MATURITY                        AVAILABLE FOR SALE
                                       AMORTIZED              FAIR              AMORTIZED               FAIR
                                         COST                 VALUE               COST                  VALUE
                                      -----------         -----------          -----------           -----------
 Within one year                      $ 4,948,983         $ 4,960,668          $39,264,052           $39,216,024
 One to five years                      8,733,626           8,881,137           45,066,531            45,525,336
 Five to ten years                      6,232,637           6,411,975            6,521,873             6,647,865
 After ten years                        2,627,763           2,712,765            2,103,114             2,136,031
                                      -----------         -----------          -----------           -----------
                                       22,543,009          22,966,545           92,955,570            93,525,256
 Mortgage-backed securities             9,215,673           9,209,645           13,068,558            13,074,833
                                      -----------         -----------          -----------           -----------
       Totals                         $31,758,682         $32,176,190         $106,024,128          $106,600,089
                                      ===========         ===========         ============          ============

Securities with a carrying value of approximately $63,995,000 and $75,039,000 were pledged at December 31, 1997 and 1996 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 1997, 1996, and 1995 were $5,993,748, $2,983,125, and $11,186,551. Gross gains of $11,019,
$3,527, and $25,563; and gross losses of $0, $11,395, and $18,046 were realized on those sales.

There were no sales of securities held to maturity in 1997, 1996, or 1995.

In December, 1995, the Company transferred certain securities from held to maturity to available for sale in accordance with a transition reclassification allowed by the Financial Accounting Standards Board. Such securities had a carrying value of $29,576,613 and a fair value of $29,440,772. There were no securities transfers between classifications during 1997 or 1996.

With the exception of securities of the U.S. Treasury and other U.S. Government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeds 10% of stockholders' equity at December 31, 1997.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


5. LOANS AND ALLOWANCE

DECEMBER 31                                                           1997                        1996
                                                                 -------------              -------------
 Commercial and industrial loans                                 $  29,694,594              $  25,742,303
 Real estate loans                                                  93,884,764                 84,220,073
 Construction loans                                                  6,707,481                 11,658,518
 Agricultural production financing and other loans to farmers        7,822,468                  7,836,475
 Individuals' loans for household and other personal expenditures
 and other loans                                                    62,578,433                 72,377,114
 Tax-exempt loans                                                    1,600,170                  2,033,154
                                                                 -------------              -------------
                                                                   202,287,910                203,867,637
 Unearned interest on loans                                         (2,234,754)                (3,972,557)
                                                                 -------------              -------------
       Total loans                                                $200,053,156               $199,895,080
                                                                 =============              =============


YEAR ENDED DECEMBER 31                                   1997                   1996                1995
                                                      ----------             ----------          ----------
 Allowance for loan losses
   Balances, January 1                                $3,381,519             $3,355,735          $3,375,252
   Provision for losses                                  432,000                310,000             275,000
   Recoveries on loans                                   325,499                178,652             189,115
   Loans charged off                                    (608,269)              (462,868)           (483,632)
                                                      -----------            -----------         -----------
   Balances, December 31                              $3,530,749             $3,381,519          $3,355,735
                                                      ===========            ===========         ===========

The amounts of impaired loans outstanding at December 31, 1997, 1996, and 1995 and during 1997, 1996 and 1995 were immaterial.

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

Balances, January 1, 1997                                $2,882,000
Changes in composition of related parties                  (310,000)
New loans, including renewals                             1,095,000
Payments, etc., including renewals                         (629,000)
                                                         -----------
Balances, December 31, 1997                              $3,038,000
                                                         ===========

6. PREMISES AND EQUIPMENT

DECEMBER 31                                                              1997                      1996
 Land                                                                 $1,655,652                $1,655,652
 Buildings and improvements                                            7,516,037                 7,102,734
 Equipment                                                             9,121,990                 9,067,742
                                                                      ----------                ----------
       Total cost                                                     18,293,679                17,826,128
 Accumulated depreciation                                             (9,022,415)               (7,660,081)
                                                                      -----------               -----------
       Net                                                            $9,271,264                $10,166,047
                                                                      ===========               ===========

7. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others totaled $67,022,000, $64,902,000, and $65,510,000 at
December 31, 1997, 1996, and 1995.

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. This Statement requires the capitalization of retained mortgage servicing rights on originated or purchased loans by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their relative fair values. SFAS No. 122 was superseded during 1996 by SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. SFAS No. 125 (as did SFAS No. 122) requires the assessment of impairment of capitalized mortgage servicing rights and requires that impairment be recognized through a valuation allowance based on the fair value of those rights. The aggregate fair value of capitalized mortgage servicing rights at December 31, 1997 and 1996, totaled $210,234 and $101,279. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates were used to stratify the originated mortgage servicing rights.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


YEAR ENDED DECEMBER 31                                                    1997                    1996
                                                                        ---------               ---------
 Mortgage Servicing Rights
   Balances, January 1                                                  $101,279                $      0
   Servicing rights capitalized                                          130,650                 106,186
   Amortization of servicing rights                                      (21,695)                 (4,907)
                                                                        ---------               ---------
   Balances, December 31                                                $210,234                $101,279
                                                                        =========               =========

8. DEPOSITS

DECEMBER 31                                                            1997                      1996
                                                                   ------------              ----------
 Demand deposits                                                   $127,287,607              $115,582,157
 Savings deposits                                                    46,368,736                48,372,908
 Certificates and other time deposits of $100,000 or more            44,819,624                54,139,966
 Other certificates and time deposits                               102,651,903               102,067,060
                                                                   -------------             ------------
       Total deposits                                              $321,127,870              $320,162,091
                                                                   =============             ============

Certificates and other time deposits maturing in years ending December 31,

   1998                                    $106,988,806
   1999                                      35,917,035
   2000                                       3,780,339
   2001                                         690,991
   2002                                          94,356
                                           ------------
                                           $147,471,527
                                           ============

9. BORROWINGS

Securities sold under agreements to repurchase totaled $7,993,064 and $16,324,492 and federal funds purchased totaled $455,000 and $645,000 at December 31, 1997 and 1996. Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by various investment securities and such collateral is held by various institutions in safekeeping. The maximum amount of outstanding agreements at any month-end during 1997 and 1996 totaled $15,249,708 and $17,469,463 and the daily average of such agreements totaled $10,786,770 and $10,329,748. The agreements at December 31, 1997, mature as follows:
$7,498,064 in 1998 and $950,000 in 1999.

Federal Home Loan Bank ("FHLB") advances, 6.84%, due February, 2007 are secured by first-mortgage loans. FHLB advances are subject to restrictions or penalties in the event of prepayment.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. STOCKHOLDERS' EQUITY

The Company has an employee stock option plan ("Plan") which is accounted for in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Under this plan, the Company grants selected key officers stock option awards which vest and become fully exercisable after the fifth anniversary of date of the grant. Stock options granted under this plan shall expire ten years from date of grant. At December 31, 1997, there were options (not intended to be incentive stock options) for 17,250 shares outstanding. These options were granted on December 31, 1993, with an exercise price of $16.67 per share and a remaining contractual life of six years. No shares have been exercised pursuant to the Plan and no shares are vested or exercisable at December 31, 1997, 1996, and 1995. During 1997, options for 1,200 shares were forfeited.

The Company has a deferred compensation plan for nonemployee directors of the Company in which a participating director may defer directors fees in a fixed income fund or, alternatively, in the form of "phantom stock units." A deferred compensation account, for those directors electing to receive phantom stock, shall be credited with phantom stock units. Phantom stock units shall also be increased by any stock dividends or stock splits declared by the Company. At December 31, 1997 and 1996, $166,470 and $145,862 had been deferred and credited to equity form this plan, which represented 8,172 and 7,331 phantom stock units.


11. INCOME TAX

YEAR ENDED DECEMBER 31                                    1997                   1996               1995
                                                       ----------             ----------         ----------
 Income tax expense
   Currently payable
    Federal                                            $1,988,381             $2,328,323         $1,907,430
    State                                                   6,982                 44,985            106,745
   Deferred
    Federal                                               322,598               (119,771)             5,542
                                                       ----------             -----------        -----------
       Total income tax expense                        $2,317,961             $2,253,537         $2,019,717
                                                       ==========             ===========        ===========
 Reconciliation of federal statutory to actual tax  expense
   Federal statutory income tax at 34%                 $2,519,746             $2,302,977         $2,146,412
   Tax exempt interest                                   (266,477)              (258,912)          (223,556)
   Nondeductible expenses                                  22,320                161,301             35,366
   Effect of state income taxes                             4,608                 29,690             70,452
   Other                                                   37,764                 18,481             (8,957)
                                                       ----------             -----------        -----------
       Actual tax expense                              $2,317,961             $2,253,537         $2,019,717
                                                       ==========             ===========        ===========

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A cumulative net deferred tax liability is included in other liabilities. The components are as follows:

DECEMBER 31                                                             1997                    1996
                                                                    ------------            ------------
 ASSETS
   Loan losses                                                      $    501,448            $    451,544
   Equipment sales                                                        11,206                  68,013
   Other                                                                   2,965                  40,247
                                                                    ------------            ------------
       Total assets                                                      515,619                 559,804
                                                                    ------------            ------------
 LIABILITIES
   Depreciation                                                          691,393                 411,882
   Pensions and other employee benefits                                  120,680                 161,871
   Net unrealized gain on securities available for sale                  195,827                  79,115
   Discount accretion                                                     43,129                  40,082
   Mortgage servicing rights                                              71,480                  34,434
                                                                    ------------            ------------
       Total liabilities                                               1,122,509                 727,384
                                                                    ------------            ------------
                                                                    $   (606,890)           $   (167,580)
                                                                    =============           =============

The income tax expense (benefit) attributed to net gains or losses on sales of securities available for sale during 1997, 1996, and 1995 was approximately $3,750, $(2,700), and $2,600.

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                                       1997                      1996
                                                                    -----------               -----------
 COMMITMENTS TO EXTEND CREDIT                                       $46,555,000               $50,191,000
 STANDBY LETTERS OF CREDIT                                            4,626,000                 7,594,000

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


13. RESTRICTION ON DIVIDENDS

Without prior approval of the Comptroller of the Currency, Decatur Bank is restricted by national banking laws as to the maximum amount of dividends it can pay in any calendar year to Decatur Bank's retained net profits (as defined) for that year and the two preceding years. At January 1, 1998, Decatur Bank had available retained earnings of approximately $4,860,000 for the payment of dividends without obtaining prior regulatory approval.

Without prior approval, Shelby Bank is restricted by Illinois law and regulations of the Office of Banks and Real Estate, State of Illinois, and the FDIC as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, adjusted for defined bad debts. At January 1, 1998, Shelby Bank had available retained earnings of approximately $10,949,000 for the payment of dividends.

As a practical matter, the Banks restrict dividends to a lesser amount because of their goal to maintain a strong capital structure.


14. REGULATORY CAPITAL

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1997, the Company and Banks are categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1997 that management believes have changed the Company's or Banks' classification.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company's and Banks' actual and required capital amounts and ratios are as follows:

                                                                       REQUIRED FOR                 TO BE WELL
                                            ACTUAL                 ADEQUATE CAPITAL {1}             CAPITALIZED {1}
DECEMBER 31, 1997                    AMOUNT         RATIO         AMOUNT          RATIO          AMOUNT         RATIO
                                   -----------     ------       ------------     ------        -----------     -------
  Total capital {1} (to risk-weighted assets)
   CONSOLIDATED                    $54,203,000       26.8%       $16,151,000     8.0%                          N/A
   DECATUR BANK                     35,103,000       19.3         14,552,000     8.0         $18,190,000       10.0%
   SHELBY BANK                      12,075,000       45.4          2,128,000     8.0           2,660,000       10.0
  TIER I CAPITAL {1} (TO RISK-WEIGHTED ASSETS)
   CONSOLIDATED                     51,667,000       25.6          8,075,000     4.0                           N/A
   DECATUR BANK                     32,815,000       18.0          7,276,000     4.0          10,914,000       6.0
   SHELBY BANK                      11,939,000       44.9          1,064,000     4.0           1,596,000       6.0
  TIER I CAPITAL {1} (TO AVERAGE ASSETS)
   CONSOLIDATED                     51,667,000       13.0         15,897,000     4.0                           N/A
   DECATUR BANK                     32,815,000       10.2         12,813,000     4.0          16,016,000       5.0
   SHELBY BANK                      11,939,000       17.1          2,790,000     4.0           3,487,000       5.0


                                                                       REQUIRED FOR              TO BE WELL
                                             ACTUAL                ADEQUATE CAPITAL {1}          CAPITALIZED {1}
DECEMBER 31, 1996                    AMOUNT          RATIO        AMOUNT         RATIO        AMOUNT         RATIO
                                  ------------       -----      ------------    ------      -----------     ------
  Total capital {1} (to risk-weighted assets)
   CONSOLIDATED                   $ 50,756,000       24.0%      $ 16,969,000    8.0%                        N/A
   DECATUR BANK                     32,610,000       17.5         14,859,000    8.0         $18,573,000     10.0%
   SHELBY BANK                      11,378,000       51.3          1,775,000    8.0           2,218,000     10.0
  TIER I CAPITAL {1} (TO RISK-WEIGHTED ASSETS)
   CONSOLIDATED                     48,236,000       22.7          8,484,000    4.0                         N/A
   DECATUR BANK                     30,277,000       16.3          7,429,000    4.0          11,144,000     6.0
   SHELBY BANK                      11,265,000       50.8            887,000    4.0           1,331,000     6.0
  TIER I CAPITAL {1} (TO AVERAGE ASSETS)
   CONSOLIDATED                     48,236,000       12.4         15,516,000    4.0                         N/A
   DECATUR BANK                     30,277,000        9.6         12,593,000    4.0          15,741,000     5.0
   SHELBY BANK                      11,265,000       16.5          2,726,000    4.0           3,408,000     5.0

  {1} As defined by regulatory agencies

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements


15. EMPLOYEE BENEFIT PLANS

The Company's defined-benefit pension plan covers substantially all of Decatur Bank's and FirsTech's employees. Each year employees accrue a benefit of 2.75% of current year compensation. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Pension expense (benefit) was $(21,882), $60,632, and $58,683 for 1997, 1996, and 1995.

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet:

DECEMBER 31                                            1997                  1996                   1995
                                                    ----------             ----------            ----------
 Actuarial present value of
   ACCUMULATED BENEFIT OBLIGATION INCLUDING VESTED
   BENEFITS OF $5,483,509, $4,980,315, AND
   $4,517,738                                       $5,981,613             $5,680,579            $5,191,122
                                                    ==========             ==========            ==========
   PROJECTED BENEFIT OBLIGATION FOR SERVICE
   RENDERED TO DATE                                $(7,329,830)           $(7,143,765)          $(6,591,863)
 PLAN ASSETS AT FAIR VALUE, PRIMARILY PUBLICLY
 TRADED STOCKS AND BONDS                             9,606,834              8,315,335             7,547,099
                                                   ------------           ------------          ------------
 PLAN ASSETS IN EXCESS OF PROJECTED BENEFIT
 OBLIGATION                                          2,277,004              1,171,570               955,236
 UNRECOGNIZED NET (GAIN) LOSS FROM EXPERIENCE
 DIFFERENT THAN THAT ASSUMED                          (954,917)               254,154               656,639
 UNRECOGNIZED PRIOR SERVICE COST                      (238,038)              (257,493)             (276,948)
 UNRECOGNIZED NET ASSET AT JANUARY 1, 1987 BEING
 RECOGNIZED OVER 15 YEARS                             (424,262)              (530,326)             (636,390)
                                                  -------------           ------------          ------------
 PREPAID PENSION COST INCLUDED IN OTHER ASSETS        $659,787            $   637,905           $   698,537
                                                  =============           ============          ============
 PENSION EXPENSE (BENEFIT) INCLUDES THE FOLLOWING COMPONENTS
   SERVICE COST - BENEFITS EARNED DURING THE YEAR $    313,654               $345,998           $   262,809
   INTEREST COST ON PROJECTED BENEFIT OBLIGATION       481,060                469,549               428,466
   ACTUAL RETURN ON PLAN ASSETS                     (1,579,684)            (1,058,782)           (1,630,891)
   NET AMORTIZATION AND DEFERRAL                       763,088                303,867               998,299
                                                  -------------           ------------          ------------
                                                  $    (21,882)           $    60,632           $    58,683
                                                  =============           ============          ============
 ASSUMPTIONS USED IN THE ACCOUNTING WERE:
   DISCOUNT RATE                                         7.25%                  7.25%                 7.25%
   RATE OF INCREASE IN COMPENSATION                      5.00                   5.00                  5.00
   EXPECTED LONG-TERM RATE OF RETURN ON ASSETS           8.50                   8.50                  8.50

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Decatur Bank and FirsTech have a retirement savings 401(k) plan in which substantially all employees may participate. Under this plan, employees are able to make payroll deferrals not to exceed 15% of a participant's compensation. No matching contributions are made by the Company.

Decatur Bank and FirsTech also have an Employee Stock Ownership Plan covering substantially all employees. The cost of the plan is borne by Decatur Bank and FirsTech through contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors. The contributions to the plan in 1997, 1996, and 1995 were $173,000, $156,000, and $145,000.

Shelby Bank has a profit sharing plan covering substantially all employees. Profit sharing expense for this plan was $46,902, $44,948, and $48,215 for 1997, 1996, and 1995.

16. EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

                                YEAR ENDED DECEMBER 31, 1997      YEAR ENDED DECEMBER 31, 1996      YEAR ENDED DECEMBER 31, 1995
                                           Weighted      Per                 Weighted     Per               Weighted      Per
                                            Average     Share                 Average    Share               Average     Share
                               Income        Shares    Amount   Income         Shares   Amount  Income        Shares    Amount
                              ----------   ----------  ------  ---------    ---------   ------ ----------   ---------   ------
  BASIC EARNINGS PER SHARE
Income available to common
  stockholders                $5,093,058    2,885,090   $1.77  $4,519,924   2,900,533   $1.56  $4,293,260   2,901,477   $1.48
  Effect of Dilutive
  Securities
    Stock options                               3,557                           3,804                           3,072
    Phantom stock units                         7,157                           5,862                           3,127
                                            ---------                       ---------                       ---------
  Diluted Earnings Per Share
    Income available to common
  stockholders and assumed
  conversions                 $5,093,058    2,895,804   $1.76  $4,519,924   2,910,199   $1.55  $4,293,260   2,907,676   $1.48
                              ==========    =========   =====  ==========   =========   =====  ==========   =========   =====


17. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS - The fair value of cash and cash equivalents approximates carrying value.

INVESTMENT SECURITIES - Fair values are based on  quoted market prices.

LOANS - For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

INTEREST RECEIVABLE/PAYABLE - The fair values of interest receivable/payable approximate carrying values.

DEPOSITS - The fair values of demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates and other time deposits approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates and other time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS - Federal funds purchased and securities sold under repurchase agreements are short-term borrowing arrangements. The rates at December 31, 1997 and 1996 approximate market rates, thus, the fair value approximates carrying value.

U.S. TREASURY DEMAND NOTES - The fair value of U.S. Treasury demand notes approximates carrying value.

FHLB ADVANCES - The fair value of these borrowings is estimated using discounted cash flow analysis using interest rates currently available for FHLB advances with similar terms.

OFF-BALANCE SHEET COMMITMENTS - Commitments include commitments to extend credit and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

The estimated fair values of the Company's financial instruments are as follows:

                                                               1997                                    1996
                                                 Carrying               Fair               Carrying                Fair
DECEMBER 31                                       Amount                Value               Amount                 Value
                                              -------------        -------------        ------------          ------------
  ASSETS
   CASH AND CASH EQUIVALENTS                   $ 40,024,696         $ 40,024,696         $48,587,670           $48,587,670
   INVESTMENT SECURITIES
     AVAILABLE FOR SALE                         106,600,089          106,600,089           94,352,502           94,352,502
     HELD TO MATURITY                            31,758,682           32,176,190           36,790,361           37,019,683
   LOANS                                        200,053,156          211,161,477          199,895,080          201,173,020
   INTEREST RECEIVABLE                            3,511,452            3,511,452            3,492,262            3,492,262
  LIABILITIES
   DEPOSITS                                     321,127,870          324,561,770          320,162,091          320,806,326
   FEDERAL FUNDS PURCHASED AND SECURITIES
   SOLD UNDER REPURCHASE AGREEMENTS               8,448,064            8,448,064            16,969,492          16,969,492
   U.S. TREASURY DEMAND NOTES                     3,151,013            3,151,013            2,332,708            2,332,708
   FHLB ADVANCES                                  2,954,140            2,985,306            2,500,000            2,500,000
   INTEREST PAYABLE                               2,393,781            2,393,781            2,451,541            2,451,541
  OFF-BALANCE SHEET ASSETS (LIABILITIES)
   COMMITMENTS TO EXTEND CREDIT                           0                    0                    0                    0
   STANDBY LETTERS OF CREDIT                              0                    0                    0                    0

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18. BUSINESS INDUSTRY SEGMENTS

The Company currently operates in two industry segments. The primary business involves providing the typical banking services of generating loans and receiving deposits from customers. The Company also provides remittance processing and remittance collection services. The following is a summary of selected data for the various business segments:

                                  BANKING           REMITTANCE
                                 SERVICES            SERVICES           COMPANY (1)           ELIMINATIONS           TOTAL
                                -----------         ----------          ------------          ------------       ------------
  1997
   TOTAL INTEREST AND OTHER
   INCOME                       $30,327,925         $4,838,312          $    140,654            $(603,233)       $ 34,703,658
   INCOME BEFORE INCOME TAX       6,737,067            635,613                38,339                                7,411,019
   TOTAL ASSETS                 389,659,511          5,225,033            52,300,955          (54,948,133)        392,237,366
   CAPITAL EXPENDITURES             299,553            266,797                                                        566,350
   DEPRECIATION AND               1,080,848            384,300                24,000                                1,489,148
   AMORTIZATION

  1996
   TOTAL INTEREST AND OTHER
   INCOME                       $29,332,850         $6,230,374          $    145,951            $(555,279)       $ 35,153,896
   INCOME (LOSS) BEFORE INCOME
   TAX                            6,182,229            773,994              (182,762)                               6,773,461
   TOTAL ASSETS                 391,594,756          4,921,160            48,521,772          (50,914,827)        394,122,861
   CAPITAL EXPENDITURES             520,373            307,418                                                        827,791
   DEPRECIATION AND               1,018,082            704,000                24,385                                1,746,467
   AMORTIZATION

  1995
   TOTAL INTEREST AND OTHER
   INCOME                       $28,041,145         $9,661,407           $   140,191            $(667,482)       $ 37,175,261
   INCOME BEFORE INCOME TAX       4,874,535          1,396,064                42,378                                6,312,977
   TOTAL ASSETS                 376,796,979          5,231,943            45,910,076          (44,989,929)        382,949,069
   CAPITAL EXPENDITURES           2,585,557          2,080,433                                                      4,665,990
   DEPRECIATION AND                 864,133            960,769                24,420                                1,849,322
   AMORTIZATION

(1)  Excludes dividend income received from subsidiaries.

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information related to services or transfers between business segments is not reflected because such items are immaterial.

Total revenue from one major customer (defined as a customer who provided in of ten percent of total consolidated revenue) in the remittance services segment approximated 5% and 16% of total consolidated revenue in 1996 and 1995. respectively. FirsTech's contracts to process payments for this major customer expired in 1996 and were not renewed. The loss of these significant contracts was the main contributor to the decrease in income before income tax for 1996 for FirsTech of approximately $622,000.

19. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                                                CONDENSED BALANCE SHEET
DECEMBER 31                                                              1997                    1996
                                                                   ------------               -----------
 ASSETS
   Cash                                                             $   302,695               $   116,135
   Investment in Banks                                               45,365,229                41,956,712
   Investment in FirsTech                                             5,282,809                 5,060,941
   Other assets                                                       1,398,070                 1,387,984

       Total assets                                                 $52,348,803               $48,521,772
                                                                    ===========               ===========
 LIABILITIES                                                        $    49,600               $    27,462
 STOCKHOLDERS' EQUITY                                                52,299,203                48,494,310
                                                                    -----------               -----------
       Total liabilities and stockholders' equity                   $52,348,803               $48,521,772
                                                                    ===========               ===========

FIRST DECATUR BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

                                             CONDENSED STATEMENT OF INCOME
YEAR ENDED DECEMBER 31                                        1997                   1996                  1995
                                                           ----------             ----------           -----------
  INCOME
   Dividends from Banks                                    $1,397,837             $1,367,709            $1,009,659
   Dividends from FirsTech                                    187,102                159,078               242,520
   Other income                                               140,654                145,951               140,191
                                                           ----------             ----------           -----------
        Total income                                        1,725,593              1,672,738             1,392,370
                                                           ----------             ----------           -----------
  EXPENSES                                                    102,315                328,713                97,813
                                                           ----------             ----------           -----------
  Income before income tax and equity in undistributed
  income of subsidiaries                                    1,623,278              1,344,025             1,294,557
   Income tax expense                                          13,035                    690                 3,042
                                                           ----------             ----------           -----------
  Income before equity in undistributed income of
  subsidiaries                                              1,610,243              1,343,335             1,291,515
  Equity in undistributed income of subsidiaries            3,482,815              3,176,589             3,001,745
                                                           ----------             ----------           -----------
  NET INCOME                                               $5,093,058             $4,519,924            $4,293,260
                                                           ==========             ==========           ===========


                                              CONDENSED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31                                         1997                  1996                  1995
                                                           ----------              ----------           ----------
  OPERATING ACTIVITIES
   Net income                                              $5,093,058              $4,519,924           $4,293,260
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Equity in undistributed income of subsidiaries        (3,482,815)             (3,176,589)          (3,001,745)
     Depreciation                                              24,000                  24,385               24,240
     Net changes in
      Other assets                                             86,420                 165,066             (308,840)
      Liabilities                                              22,138                  (2,708)               9,455
                                                           ----------              -----------          -----------
     Net cash provided by operating activities              1,742,801               1,530,078            1,016,370
  FINANCING ACTIVITIES
   Dividends paid                                          (1,384,837)             (1,277,085)          (1,157,489)
   Cash payment to acquisition dissenter                                             (125,024)
   Net treasury stock transactions                           (171,404)               (275,505)              (4,107)
                                                           -----------             -----------          -----------
        Net cash used by financing activities              (1,556,241)             (1,677,614)          (1,161,596)
                                                           -----------             -----------          -----------
  NET CHANGE IN CASH                                          186,560                (147,536)            (145,226)
  CASH AT BEGINNING OF YEAR                                   116,135                 263,671              408,897
                                                           ----------              -----------          -----------
  CASH AT END OF YEAR                                      $  302,695              $  116,135           $  263,671
                                                           ==========              ===========          ===========

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
First Decatur Bancshares, Inc.
Decatur, Illinois


We have audited the consolidated balance sheet of First Decatur Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of theCompany's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Decatur Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Geo. S. Olive & Co. LLC
GEO S. OLIVE & CO. LLC
Certified Public Accountants

Decatur, Illinois
JANUARY 30, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each person who is currently a director of Bancshares and each person who is currently an executive officer of Bancshares:

NAME                      AGE              BANCSHARES POSITION                          GENERAL INFORMATION
--------------------      ---              ---------------------------------------      ----------------------------------------
Ritchie G. Barnett         60               Senior   Vice   President  and  Trust       Senior   Vice   President  and  Trust
                                            Officer of the Decatur Bank                 Officer  of  the  Decatur  Bank since
                                                                                        1984 and employed by the Decatur Bank
                                                                                        since 1965.

Milton J. Brahier          56               Director and President of the Decatur       Director  and President of the of the
                                            Bank; and Director of the Shelby Bank       Decatur  Bank since 1997 and employed
                                                                                        by the Decatur Bank since March 1987.

J. Gerald Demirjian        65               Director  of  Bancshares, the Decatur       President  of Climate Control Inc. in
                                            Bank , and FirsTech                         Decatur,  Illinois.   Climate Control
                                                                                        Inc.  manufactures  air  conditioning
                                                                                        compressors,    carbon   seals    and
                                                                                        carburetion equipment.  Mr. Demirjian
                                                                                        has  been  a director  of  Bancshares
                                                                                        since March 1995.

Tom R. Dickes              70               Chairman of the Board and Director of       Chairman of the Board of Christy-
                                            Bancshares  and  the Decatur Bank and       Foltz Inc., a construction
                                            Director of FirsTech                        contracting  company located in
                                                                                        Decatur, Illinois.   Mr.  Dickes  has
                                                                                        been  a  director of Bancshares since
                                                                                        1981.

William T. Eichenauer      68               Director  of  Bancshares, the Decatur       Chairman  and Chief Executive Officer
                                            Bank , and FirsTech                         of   Eichenauer   Services,  Inc.,  a
                                                                                        distributor  and  servicer   of  food
                                                                                        equipment.  Mr. Eichenauer has been a
                                                                                        director of Bancshares since 1994.

Pete P. Grosso             62               Secretary and Treasurer of Bancshares       Secretary and Treasurer of Bancshares
                                            and  Senior  Vice  President/Personal       since  1980  and has been Senior Vice
                                            Banking  and  Cashier  of the Decatur       President  and Cashier of the Decatur
                                            Bank                                        Bank since 1991.

Larry D. Haab              60               Director  of  Bancshares, the Decatur       Director,   Chairman,  President  and
                                            Bank , and FirsTech                         Chief  Executive  Officer of Illinois
                                                                                        Power Company, a public  electric and
                                                                                        gas utility.  He is also director  of
                                                                                        Illinova,  the  holding  company  for
                                                                                        Illinois Power Company.  Mr. Haab has
                                                                                        been  a  director of Bancshares since
                                                                                        1987.

Fred L. Kenney             39               Director  of  Bancshares, the Decatur       Attorney  for  Winters,  Featherstun,
                                            Bank , and FirsTech                         Gaumer,    Kenney,   Postlewait   and
                                                                                        Stocks.  He  has  been  a director of
                                                                                        Bancshares since March, 1996.

NAME                      AGE               BANCSHARES POSITION                         GENERAL INFORMATION
--------------------      ---               ----------------------------------------    ----------------------------------------
Gary S. Likins             57               Director  of  Bancshares, the Decatur       President  of  BLDD Architects, Inc.,
                                            Bank , and FirsTech                         an  architectural  firm  in  Decatur,
                                                                                        Illinois.  He has been a director  of
                                                                                        Bancshares since 1993.

John W. Luttrell           66               Director  and Chief Executive Officer       Director  and President of Bancshares
                                            of   Bancshares;   Director   of  the       since 1980.  In addition, he has been
                                            Decatur  Bank;  Chairman of the Board       employed  by  and  a  Director of the
                                            and   Director   of   FirsTech;   and       Decatur  Bank  since  1962  and 1967,
                                            Director of the Shelby Bank                 respectively.

Robert M. Pancoast         52               Senior   Vice   President  and  Trust       Senior   Vice   President  and  Trust
                                            Officer  of the Shelby Bank; Director       Officer of the Shelby Bank since 1984
                                            of the Decatur  Bank  and  the Shelby       and  1978, respectively.  He has been
                                            Bank                                        employed   by  and  director  of  the
                                                                                        Shelby  Bank  since  1971  and  1978,
                                                                                        respectively.   Mr. Pancoast has been
                                                                                        a director of the  Decatur Bank since
                                                                                        May   1996.   In  addition,   he   is
                                                                                        President of Shelbyville Abstract and
                                                                                        Title Corporation, an abstracting and
                                                                                        title insurance firm in Shelbyville.

William E. Penhallegon     52               Director  of  Bancshares, the Decatur       Mr.  Penhallegon  is a farm operator.
                                            Bank , and FirsTech                         He  has been a director of Bancshares
                                                                                        since 1988.

Tom Sloan                  47               Director  of  Bancshares, the Decatur       President and Chief Executive Officer
                                            Bank , and FirsTech                         of  Sloan Implement Co., Inc., a John
                                                                                        Deere implement dealer in Assumption,
                                                                                        Illinois.   He has been a director of
                                                                                        Bancshares since March 1995.

Jack L. Tate               58               President   of   the   Shelby   Bank;       President  of  the  Shelby Bank since
                                            Director  of  Bancshares, the Decatur       1972.    In  addition,  he  has  been
                                            Bank  and the Shelby Bank                   employed and a director of the Shelby
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

H. Gale Zacheis            59               Director  of  Bancshares, the Decatur       Practicing  physician  and surgeon in
                                            Bank , and FirsTech                         Decatur,  Illinois.   He  has  been a
                                                                                        director of Bancshares since 1990.


ITEM 11.  EXECUTIVE COMPENSATION

     The executive officers of Bancshares do not receive compensation from Bancshares in their capacities as officers thereof, but instead receive compensation in their capacities as officers of the Decatur Bank, FirsTech and the Shelby Bank.

ANNUAL COMPENSATION

     The following table sets forth compensation for the years presented for services in all capacities for Bancshares, the Decatur Bank, FirsTech and the Shelby Bank by the President of Bancshares and the three executive officers who earned greater than $100,000 in salary and bonus during the fiscal year ended December 31, 1997. No other executive officer of Bancshares or its subsidiaries earned greater than $100,000 in salary and bonus during the fiscal year ended December 31, 1997.

                                                                                       Annual Compensation (1)
                                                       -----------------------------------------------------------------------
                                                                                                             All Other
                     Employee                           Year           Salary ($)        Bonus ($)         Compensation ($)(2)
-----------------------------------------------------  -----          -----------       ----------        --------------------
John W. Luttrell                                       1997            210,000            30,000             15,054.56 (3)
  President and Chief Executive Officer of Bancshares; 1996            210,000            28,000             14,352.21
  Director of the Decatur Bank,  Chairman of the Board 1995            200,000            20,000             17,118.28
  and Director of FirsTech; and Director of the Shelby
  Bank

Milton J. Brahier                                      1997            135,000            20,000              7,122.67 (4)
  Director and President of the Decatur Bank; and      1996            120,000            16,000              5,948.26
  Director of the Shelby Bank                          1995            114,500            12,000              8,784.38

Matthew C. Graves (5)                                  1997              3,923
  Vice President/Financial Officer of the Decatur Bank 1996            102,000            10,000              5,257.86
  And President of FirsTech                            1995             97,000            12,000              5,270.44

 Pete P. Grosso                                        1997             95,000            10,500              6,338.95 (6)
   Secretary  and  Treasurer  of Bancshares and Senior 1996             88,000            10,000              5,770.54
   Vice President/Personal Banking and Cashier of the  1995             84,000             7,000              9,792.54
   Decatur Bank

Jack L. Tate                                           1997             97,515            14,550              7,306.32 (7)
  President of the Shelby Bank; Director of            1996             93,500            14,025              7,012.50
  Bancshares,  the Decatur Bank and the Shelby Bank    1995             87,500            13,125              6,562.50

Robert Pancoast                                        1997             82,630            11,850              6,189.86 (8)
   Senior Vice President and Trust Officer of the      1996             79,100            11,265              5,929.50
   Shelby Bank; Director of the Decatur Bank           1995             75,165            10,354              5,632.50
   and the Shelby Bank

      (1) None of the named executive officers received any perquisites or other personal benefits, securities or property in an amount exceeding 10% of his salary and bonus during the period listed.

      (2) All allocations to Bancshares Employee Stock Ownership Plan (the "ESOP") referenced in this column represents allocations determined in the current year for service in the prior year. Bancshares has not finalized the allocations to the ESOP accounts for service in 1997.

      (3) Includes $10,900.56 in allocations to Mr. Luttrell's account under the ESOP and $4,154.00 in term life insurance premiums paid.

      (4) Includes $6,495.47 in allocations to Mr. Brahier's account under the ESOP and $627.20 in term life insurance premiums paid.

      (5) Mr. Graves gave his resignation during December of 1996, effective January 10, 1997.

      (6) Includes $5,913.05 in allocations to Mr. Grosso's account under the ESOP and $425.90 in term life insurance premiums paid.

      (7) Represents Mr. Tate's allocation of the  Shelby  Bank  Profit Sharing
Plan.

      (8) Represents Mr. Pancoast's allocation of the Shelby Bank Profit Sharing Plan.

     The following table shows for each of the named executives the number and value of unexercised stock options at the end of fiscal year 1997.

                                     FISCAL YEAR-END OPTION/SAR VALUES

                               Number of Securities Underlying            Value of Unexercised
                                   Unexercised Options Held               in-the-Money Options
                                       at Fiscal Year-End                  at Fiscal Year-End
Name                          Exercisable        Unexercisable        Exercisable      Unexercisable (1)
------------------            -----------        -------------        -----------      -----------------
John W. Luttrell                   0                   15,000             0                    $64,950
Milton J. Brahier                  0                    1,500             0                      6,495

     (1) Based upon an assumed fair market value of a share of Bancshares Common Stock at December 31, 1997 of $21.00.

     No stock options were granted or exercised during the 1997 fiscal year, however, 1,200 shares were forfeited during the year due to the resignation of Mr. Graves, effective January 10, 1997. None of the issued options were exercisable at December 31, 1997.

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

     As of December 31, 1997, the estimated annual pension benefits payable upon retirement at age 65 for the executive officers named above in the Summary Compensation Table are as follows: $90,000 for Mr. Luttrell and $30,000 for Mr. Brahier. These estimates are based on the assumptions that each of the officers, except Mr. Graves, will remain as employees of Bancshares until age 65 without an increase from 1996 levels in the compensation included for purposes of the RIP and that the annual benefit rate remains 2.75% of total annual compensation.

DIRECTOR COMPENSATION

     During 1997, Tom R. Dickes, Chairman of the Board of Bancshares, received a monthly retainer of $2,583.33. He did not receive any other compensation for board meetings attended. All other non-employee directors of Bancshares received a monthly retainer of $416.66 in 1996. In addition, for each regular monthly Bancshares board meeting attended, each non-employee director received $350; and for each special board meeting of Bancshares, the Decatur Bank or FirsTech attended and for each committee meeting of Bancshares, the Decatur Bank or FirsTech attended, each non-employee director received $175. Directors of Bancshares who are directors of the Decatur Bank and FirsTech do not receive any additional compensation for regular monthly meetings of the boards of the Decatur and FirsTech. Employee directors do not receive any compensation for serving as directors.

     In lieu of receiving cash payments for attendance at board and committee meetings, non-employee directors of Bancshares may participate in a deferred directors compensation program which was adopted June 30, 1994. Under the plan, a non-employee director may defer director fees into a fixed income fund maintained by the trust department of the Decatur Bank or, alternatively, may receive phantom stock units in lieu of director fees. Bancshares maintains a record of the number of phantom stock units each director acquires through the deferral fees. Phantom stock units are purchased at a price equal to the market price of Bancshares Common Stock based upon the most recent purchase of stock by Bancshares. Each participating director's account is increased by an amount equal to any stock dividend or stock split declared and paid by Bancshares. At December 31, 1997, 7 non-employee directors had deferred an aggregate of $166,470 in director fees, which represented 8,172 phantom stock units.

     During 1997, directors of the Shelby Bank received $600 for each regular monthly board meeting attended and $400 for each special board meeting attended. In addition, there is a $3,500 annual retainer fee for members of the Loan Committee and Audit Committee. Jack L. Tate and Robert M. Pancoast each received a $1,000 annual retainer fee as Chairmen of the Loan and Trust Advisory Committees, respectively.

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

EMPLOYMENT CONTRACTS

     Bancshares and the Decatur Bank have entered into individual employment agreements with Messrs. Luttrell, Brahier and Grosso. The agreements were made as of June 1, 1987 for an initial term of employment through December 31, 1989 and successive three-year periods thereafter. The current period expired December 31, 1995. Neither Bancshares nor either employee has delivered notice terminating such agreements; accordingly, the agreements will continue for an additional three-year period until December 31, 1998, unless sooner terminated by their respective terms. The employment agreements set forth the monthly salary and general benefits to be provided Messrs. Luttrell, Brahier and Grosso. The employment agreements are terminable by the employee upon 30 days' notice to Bancshares. Bancshares may terminate the employment agreement for cause, such as fraud or illegal acts, and upon 30 days' written notice, without cause. If the employee is terminated without cause, the Decatur Bank is required to pay the employee a severance payment equal to two times the employee's then current annual salary. Messrs. Luttrell, Brahier and Grosso also are entitled to receive such severance payment amount in the event of involuntary termination due to a permanent disability.

     In the event the employment agreements with Mr. Luttrell, Mr. Brahier or Mr. Grosso are involuntarily terminated within two years of a change in control of the Decatur Bank, either terminated employee is entitled to receive a lump sum cash payment equal to 200% of such employee's then current base salary. A change in control is defined in the employment agreements as the acquisition of 40% or more of the voting control of the Decatur Bank by any one person or group or a change in the majority of the board of directors following a successful tender offer, merger or other business combination.

     Bancshares and Shelby Bank have entered into an agreement with Messrs. Tate and Pancoast. The agreement provides that Messrs. Tate and Pancoast will be employed by the Shelby Bank in his current positions for a five year period at an agreed upon salary and benefits. The employee may be terminated with or without cause; however, if the employee is terminated without cause the Shelby Bank is required to pay the employee a severance payment equal to what the employee would have been paid under the term of the agreement and is required to allow the employee to continue to participate in all employee benefit plans as if the employee continued to be an employee of the Shelby Bank for the remaining term of the five-year period. During the term of the agreement and for a five-year period after the employee's employment is terminated ("Noncompete Period"), the employee has agreed not to compete with Bancshares within a 60-mile radius around the Shelby Bank. However, if a Change in Control relating to Bancshares or the Shelby Bank occurs, the employee will not be subject to the noncompetition provisions except that the employee will be subject to such noncompete provision during such part of the Noncompete Period the employee is paid monthly compensation equal to the employee's most recent salary. The agreement defines the term "Change in Control" to mean the acquisition by one entity, person or group (other than an entity in which Bancshares holds more than 50% of the voting stock) of 40% or more of the voting stock of Bancshares or the Shelby Bank or a change in the majority of the board of directors of Bancshares or the Shelby Bank after a successful tender offer, merger or other business combination, excluding any merger or other business combination with any entity in which Bancshares holds more than 50% of the voting stock of such entity.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding Bancshares' Common Stock beneficially owned on December 31, 1997 with respect to all persons known to Bancshares to be the beneficial owner of more than five percent of Bancshares' Common Stock, each director and nominee, each executive officer named in the Summary Compensation Table and all directors and executive officers of Bancshares as a group.

                                                                NUMBER OF                                % OF
  NAME OF BENEFICIAL OWNER                                       SHARES                                CLASS (1)
-----------------------------------------------                ----------                             ----------
5% STOCKHOLDERS:

CEDE & Co.                                                       287,893                (2)            10.00%
    P.O. Box 20
    Bowling Green Station
    New York, NY 10274

The First National Bank of Decatur, as Trustee                   547,345                (3)            19.02%
    130 North Water Street
    Decatur, IL  62523

DIRECTORS:

Milton J. Brahier                                                  8,843                (4)                *
J. Gerald Demirjian                                                  500                                   *
Tom R. Dickes                                                    155,326                (5)            5.40%
William T. Eichenauer                                              1,000                                   *
Larry D. Haab                                                      3,600                                   *
Fred L. Kenney                                                     1,330                (6)                *
Gary S. Likins                                                       600                                   *
John W. Luttrell                                                  32,356                (7)            1.12%
Robert M. Pancoast                                                20,225                                   *
William E. Penhallegon                                             9,242                (8)                *
Tom Sloan                                                         14,636                                   *
Jack L. Tate                                                      33,500                               1.16%
H. Gale Zacheis, M.D.                                              3,900                (9)                *

DIRECTORS AS A GROUP (13 persons)                                285,058                               9.90%

     *    Less than one percent.

     (1) Based upon 2,878,487 issued and outstanding shares of Bancshares Common Stock at December 31, 1997.

     (2)  CEDE & Co. holds such shares  as nominee for Midwest Clearing House,
a  clearing operation or brokerage firms.   Bancshares does not have any
additional information regarding the ownership of such shares.

     (3) Includes 125,521 shares held as trustee of Bancshares's ESOP and 421,824 shares held as trustee of other individual trusts, none of which beneficially holds five percent or more of Bancshares Common Stock.

     (4) Includes 500 shares held individually, 2,100 shares held in an individual retirement account, 1,800 shares held in joint tenancy with his spouse, 2,559 shares (rounded to nearest whole share) in the ESOP and 1,575 shares held by spouse individually.

     (5) Includes 134,526 shares held individually and 20,800 shares held by spouse individually.

     (6) Includes 330 shares held individually and 1,000 shares held in joint tenancy with his spouse.

     (7) Includes 12,750 shares held individually, 3,671 shares held in an individual retirement account, 12,135 shares (rounded to nearest whole share) in the ESOP and 3,800 shares held by his spouse individually.

     (8) Includes 8,942 shares held individually and 300 shares held by his spouse individually.

     (9) Includes 3,300 shares held individually and 600 shares held by his spouse individually.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 1994, the Decatur Bank has paid Christy-Foltz Inc. a total of approximately $93,000 for construction services in connection with remodeling and repairing the Decatur Bank's offices. Tom R. Dickes, Chairman of the Board of Bancshares, is a shareholder and Chairman of the Board of Christy-Foltz Inc.

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

     The Decatur Bank and the Shelby Bank has made loans to its directors, officers and employees in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time the loan was originated for comparable transactions with non-affiliated persons and do not, in the opinion of Bancshares, involve more than the normal risk of collectibility or present any other unfavorable features. As of December 31, 1997, the Decatur Bank and the Shelby Bank had an aggregate of approximately $3.0 million of outstanding loans to its directors and executive officers and their affiliates.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statement Schedules

     The following consolidated financial statements and financial statement schedules of the registrant are filed as part of this document under Item 8, Financial Statements:

           Consolidated Balance Sheet - December 31, 1997 and 1996

           Consolidated Statement of Income - For the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statement of Changes in Stockholders' Equity - For the Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statement of Cash Flows - For the Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements - For the Years Ended December 31, 1997, 1996 and 1995

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1997.

(c)  Exhibits

     The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST DECATUR BANCSHARES, INC.

                              By: /s/ John W. Luttrell            3/10/98
                                  ---------------------------     -------
                                  John W. Luttrell, President     Date
                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By: /s/ John W. Luttrell          3/10/98    By: /s/ Tom R. Dickes      3/10/98
    ---------------------------   -------        ---------------------- -------
    John W. Luttrell, President   Date           Tom R. Dickes,         Date
    and Chief Executive Officer                  Chairman of the Board

By: /s/ Craig A. Wells            3/10/98
    ---------------------------   ------
    Craig A. Wells, Principal     Date
    Principal Financial and
    Controller

By: /s/ Milton J. Brahier         3/10/98     By: /s/ Gerald Demirjian   3/10/98
    ---------------------------   -------         ---------------------- ------
    Milton J. Brahier,            Date            Gerald Demirjian,      Date
    Director                                      Director

By: /s/ William Eichenauer        3/10/98     By:
    ---------------------------   -------         ---------------------- ------
    William Eichenauer,           Date            Larry D. Haab,         Date
    Director                                      Director

By: /s/ Fred L. Kenney            3/10/98     By: /s/ Gary S. Likins     3/10/98
    ---------------------------   -------         ---------------------- -------
    Fred L. Kenney,               Date            Gary S. Likins,        Date
    Director                                      Director

By: /s/ William E. Penhallegon    3/10/98     By: /s/ Tom Sloan          3/10/98
    ---------------------------   -------         ---------------------- -------
    William E. Penhallegon,       Date            Tom Sloan,             Date
    Director                                      Director

By: /s/ Jack L. Tate              3/10/98     By: /s/ H. Gale Zacheis    3/10/98
    ---------------------------   -------         ---------------------- -------
    Jack L. Tate,                 Date            H. Gale Zacheis, M.D., Date
    Director                                      Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     Bancshares Annual Report to Stockholders and Proxy Statement have been supplied supplementally to the Commission.

                                 EXHIBIT INDEX

Exhibit
  No.                      Description                                         Filing or Incorporation Reference
-------                   -----------------------------                       -------------------------------------------
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

10.1                       First  Decatur Bancshares, Inc. Employee            Incorporated  by  reference  to Exhibits
                           Stock Option Plan                                   10.1   to   the  Registrant's  Form  S-4,
                                                                               Registration  Statement filed on December
                                                                               13, 1995, Registration No. 33-80333

10.2                       Employment  Contract dated as of June 1,            Incorporated  by  reference  to Exhibits
                           1997 with John W. Luttrell                          10.2   to   the  Registrant's  Form  S-4,
                                                                               Registration  Statement filed on December
                                                                               13, 1995, Registration No. 33-80333

10.3                       Employment  Contract dated as of June 3,            Incorporated  by  reference  to Exhibits
                           1987 with Milton J. Brahier                         10.3   to   the  Registrant's  Form  S-4,
                                                                               Registration  Statement filed on December
                                                                               13, 1995, Registration No. 33-80333

10.4                       Employment  Contract dated as of June 1,            Incorporated  by  reference  to Exhibits
                           1987 with Pete P. Grosso                            10.4   to   the  Registrant's  Form  S-4,
                                                                               Registration  Statement filed on December
                                                                               13, 1995, Registration No. 33-80333

10.5                       Employment Agreement with Jackie L. Tate            Incorporated  by  reference  to Exhibits
                                                                               10.5   to   the  Registrant's  Form  S-4,
                                                                               Registration  Statement filed on December
                                                                               13, 1995, Registration No. 33-80333

10.6                       Employment   Agreement  with  Robert  M.            Incorporated  by  reference  to Exhibits
                           Pancoast                                            10.6   to   the  Registrant's  Form  S-4,
                                                                               Registration  Statement filed on December
                                                                               13, 1995, Registration No. 33-80333

21.1                       Subsidiaries of the Registrant                      Filed herewith

27.1                       Financial Data Schedule                             Filed herewith