Form 10-Q
period 1998-03-31
FIRST DECATUR BANCSHARES INC
filed 1998-05-14
CIK 319033

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                             Yes   X           No


2,886,907 shares of the Registrant's common stock, par value $.01 per share, were outstanding at March 31, 1998.

                        FIRST DECATUR BANCSHARES, INC.
                FORM 10-Q FOR THREE MONTHS ENDED MARCH 31, 1998
                                     INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION                                          1

      Item 1.     Condensed Consolidated Financial Statements           1
      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10
      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                           14


PART II - OTHER INFORMATION                                             17

      Item 1.     Legal Proceedings                                     17
      Item 2.     Changes in Securities                                 17
      Item 3.     Defaults upon Senior Securities                       17
      Item 4.     Submission of Matters to a Vote of Security Holders   17
      Item 5.     Other Information                                     17
      Item 6.     Exhibits and Reports on Form 8-K                      18


SIGNATURES                                                              18

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST DECATUR BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                March  31,           December 31,
                                                                   1998                 1997
                                                                (Unaudited)
                                                                -----------          ------------
Assets
     Cash and due from banks                                     $  27,460           $  22,880
     Federal funds sold                                             16,360              17,145
                                                                -----------          ------------
          Cash and cash equivalents                                 43,820              40,025

     Securities available for sale                                 120,488             106,600
     Securities held to maturity                                    30,097              31,759
     Loans, net                                                    195,716             196,522
     Premises and equipment                                          9,144               9,271
     Other assets                                                    8,719               8,060
                                                                -----------          ------------
               Total assets                                      $ 407,985           $ 392,237
                                                                ===========          ============
Liabilities
     Deposits
        Noninterest bearing                                      $  58,875           $  53,436
        Interest bearing                                           265,536             267,692
                                                                -----------          ------------
          Total Deposits                                           324,411             321,128
     Federal funds purchases and securities sold under
        repurchase agreements                                        9,789               8,448
     Federal Home Loan Bank advances                                12,941               2,954
     U.S. Treasury demand notes                                      2,550               3,151
     Other liabilities                                               4,926               4,257
                                                                -----------          ------------
               Total liabilities                                   354,617             339,938
                                                                -----------          ------------
Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000
       shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000
       shares; Issued 2,909,397 shares of which 22,490 shares
        and 30,910 shares were held as treasury stock                   29                  29
     Capital surplus                                                 7,874               7,858
     Paid-in-capital - phantom stock                                   179                 167
     Retained earnings                                              45,571              44,506
     Net unrealized gain on securities available for sale              200                 380
                                                                -----------          ------------
                                                                    53,853              52,940
     Treasury stock, at cost                                          (485)               (641)
                                                                ------------         ------------
               Total stockholders' equity                           53,368              52,299
                                                                ------------         ------------
                    Total liabilities and stockholders' equity   $ 407,985           $ 392,237
                                                                ============         ============

                                        Page 1

                        FIRST DECATUR BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         Three Months Ended
                                                             March 31, 1998             March 31, 1997
                                                              (Unaudited)                (Unaudited)
Interest Income
     Interest on loans                                       $      4,207               $      4,419
     Interest on investments                                        2,154                      2,014
     Interest on federal funds sold                                   217                         70
     Other interest income                                             10                         14
                                                             ------------               ------------
          Total interest income                                     6,588                      6,517
                                                             ------------               ------------
Interest Expense
     Interest on deposits                                           2,778                      2,648
     Interest on borrowings                                           214                        158
                                                             ------------               ------------
          Total interest expense                                    2,992                      2,806
                                                             ------------               ------------
Net Interest Income                                                 3,596                      3,710
     Provision for loan losses                                         81                         96
                                                             ------------               ------------
Net Interest Income After Provision for
    Loan Losses                                                     3,515                      3,614
                                                             ------------               ------------
Other Income
     Trust fees                                                       399                        369
     Loan fee income                                                  183                         78
     Remittance processing fees                                     1,193                      1,117
     Service charges on deposit accounts                              249                        256
     Security transactions, net                                        20                         15
     Other                                                            256                        298
                                                             ------------               ------------
          Total other income                                        2,300                      2,133
                                                             ------------               ------------
Other Expenses
     Salaries and employee benefits                                 2,065                      1,961
     Net occupancy                                                    269                        281
     Equipment expenses                                               474                        684
     Data processing fees                                              37                         61
     Supplies                                                         109                        102
     Service charges from corresponding banks                         168                        131
     Other operating expenses                                         620                        678
                                                             ------------               ------------
          Total other expenses                                      3,742                      3,898
                                                             ------------               ------------

Income Before Income Tax                                            2,073                      1,850
     Income tax expense                                               633                        583
                                                             ------------               ------------
          Net Income                                         $      1,440               $      1,267
                                                             ============               ============
Dividends Per Share                                          $       0.13               $       0.11
Basic Earnings Per Share                                     $       0.50               $       0.44
Average Shares Outstanding                                      2,880,833                  2,887,810
Diluted Earnings Per Share                                   $       0.50               $       0.44
Average Shares Outstanding                                      2,893,214                  2,898,538

                                       Page 2

                        FIRST DECATUR BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)

                                                    Three Months Ended                     Three Months Ended
                                                      March 31, 1998                         March 31, 1997
                                                        (Unaudited)                            (Unaudited)
                                             -------------------------------          ------------------------------
Net Income                                                    $       1,440                           $       1,267
Other comprehensive income, net of tax
     Unrealized gains on securities:
       Unrealized holding gain arising
       during the period                     $       (180)                            $       (538)
       Less:  Reclassification adjustment
       for gains included in net income              (  0)                                    (  0)
                                             -------------                            --------------
Other comprehensive income                                             (180)                                   (538)
                                                              --------------                         ---------------
Comprehensive income                                          $       1,260                          $          729
                                                              ==============                         ===============

                         FIRST DECATUR BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                    Three Months Ended
                                                                           March 31,                   March 31,
                                                                             1998                        1997
                                                                          (Unaudited)                 (Unaudited)
                                                                      -------------------          -----------------
Cash flows from operating activities:
     Net cash provided by operating activities                        $             1,889          $          2,117
Cash flows from investing activities:
     Purchases of securities available for sale                                   (26,230)                   (9,333)
     Proceeds from maturities of securities available for sale                     11,872                     7,696
     Proceeds from sales of securities available for sale                                                     6,004
     Purchases of securities held to maturity                                        (260)                     (572)
     Proceeds from maturities of securities held to maturity                        2,193                     1,811
     Net change in loans                                                              725                   (10,516)
     Purchases of premises and equipment                                             (200)                      (43)
                                                                      --------------------         -----------------
          Net cash used by investing activities                                   (11,899)                   (4,953)
                                                                      --------------------         -----------------
Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and
          savings deposits                                                         11,293                     9,011
          Certificates of deposit                                                  (8,010)                   (5,341)
          Federal funds purchased and securities sold under
          repurchase agreements                                                     1,341                      (655)
          Federal Home Loan Bank loans                                              9,987                       489
          U.S. Treasury demand notes                                                 (601)                      737
     Cash dividends                                                                  (375)                     (318)
     Net cash from sale of treasury stock                                             172                       148
                                                                      --------------------         -----------------
          Net cash provided by financing activities                                13,806                     4,071
                                                                      --------------------         -----------------
Net increase in cash and cash equivalents                                           3,795                     1,235
Cash and cash equivalents, beginning of period                                     40,025                    48,588
                                                                      --------------------         -----------------
Cash and cash equivalents, end of period                              $            43,820          $         49,823
                                                                      ====================         =================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                    $             2,948          $          2,760
          Income taxes                                                $                 0          $             10

                                        Page 4

                        FIRST DECATUR BANCSHARES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     First Decatur Bancshares, Inc. ("Bancshares"), a Delaware corporation was organized on February 28, 1980 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Bancshares owns all of the outstanding capital stock of the First National Bank of Decatur ("Decatur Bank"), FirsTech, Inc. ("FirsTech") and the First Trust Bank of Shelbyville ("Shelby Bank"). The Decatur Bank, FirsTech, and the Shelby Bank are referred to as the "Subsidiaries."

     The interim financial statements have been prepared by First Decatur Bancshares, Inc. ("Bancshares") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These
financial  statements   should   be   read  in  conjunction  with  the  audited
consolidated financial statements and related notes and schedules included in the Company's Form 10-K for 1997 filed on March 19, 1998.

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

     The  consolidated  financial statements include the accounts of Bancshares
and its wholly-owned subsidiaries.   All significant inter-company accounts and
transactions have been eliminated.

NEW ACCOUNTING PRONOUNCEMENTS

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

     Bancshares elected to continue to measure compensation costs using Opinion No. 25. There were no pro forma disclosures required pursuant to SFAS No. 123 as no awards were granted in the first quarter of 1998 or during 1997.

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

     The FASB has issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the current standards for computing earnings per share and makes them comparable to international earnings per share standards. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires the reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and early application is not permitted. SFAS No. 128 will require the restatement of all prior period earnings per share data presented. Refer to the "Consolidated Statement of Income" and Exhibit 11 - Computation of Per Share Income for this calculation.

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

     SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements. Bancshares has provided a "Consolidated Statement of Comprehensive Income" in the financial statement section of this report. SFAS No. 130 also requires footnote disclosure of accumulated other comprehensive income balances and footnote disclosure of related tax effects allocated to each component of other comprehensive income. Both footnote disclosures are presented below.

         Disclosure of Accumulated Other Comprehensive Income Balances
                                (in thousands)

                                 Unrealized Gains on      Accumulated Other
                                     Securities         Comprehensive Income
        March 31, 1998
--------------------------       -------------------    --------------------
Beginning balance                $        380           $            380
Current period change                    (180)                      (180)
                                 -------------------    --------------------
Ending balance                   $        200           $            200
                                 ===================    ====================

        March 31, 1997
-------------------------
Beginning balance                $        133           $            133
Current period change                    (538)                      (538)
                                 -------------------    --------------------
Ending balance                   $       (405)          $           (405)
                                 ===================    ====================


                                  Disclosure of Related Tax Effects Allocated to Each
                                        COMPONENT OF OTHER COMPREHENSIVE INCOME
                                                    (in thousands)

                                                     Before-Tax       Tax (Expense)        Net-of-Tax
                 March 31, 1998                        Amount           or Benefit          Amount
------------------------------------------           ----------       -------------        ----------
Unrealized gains on securities:
   Unrealized holding gains rising during
       period                                        $    (273)       $         93         $    (180)
   Less:  reclassification adjustment for
       Gains realized in income                              0                   0                 0
                                                     ----------       -------------        ----------
Other comprehensive income                           $    (273)       $         93         $    (180)
                                                     ==========       =============        ==========

               March 31, 1997
-----------------------------------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                        $    (815)       $        277         $    (538)
   Less:  reclassification adjustment for
       Gains realized in income                              0                   0                 0
                                                     ----------       -------------        ----------
Other comprehensive income                           $    (815)       $        277         $    (538)
                                                     ==========       =============        ==========

                                        Page 8

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

     SFAS No. 131 is effective for both interim and annual periods beginning after December 15, 1997. Bancshares currently operates in two industry segments. The primary business involves a providing banking services to central Illinois. The Decatur Bank and the Shelby Bank offer a full range of financial services to commercial, industrial and individual customers. These services include demand, savings, and time deposit accounts and programs including individual retirement accounts and interest and non-interest bearing checking accounts; commercial, consumer, agricultural, and real estate lending including installment loans and personal lines of credit; safe deposit and night depository services; farm management; full service trust departments; and discount brokerage services. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and check cashers; and concentration of payments delivered by the Automated Clearing House netowrk, money management software such as QUICKEN and through networks such as Visa e-Pay and Mastercard RPS. The following is a summary of selected data for the various business segments:

                                    BANKING           REMITTANCE
                                   SERVICES            SERVICES           COMPANY(1)        ELIMINATIONS            TOTAL
                                  ---------          -----------         -----------        ------------          ---------
   MARCH 31, 1998

   Total interest income          $   6,588           $     17           $                  $     (17)            $   6,588
   Total non-interest income          1,100              1,273                  35               (108)                2,300
   Total interest expense             3,009                                                       (17)                2,992
   Total non-interest expense         2,740              1,086                  24               (108)                3,742
   Income before income tax           1,857                204                  12                                    2,073
   Inocme tax expense                   558                 71                   4                                      633
   Total assets                     405,234              5,408              53,380            (56,037)              407,985
   Captital expenditures
   Depreciation and amortization        241                 86                   6                                      333

  MARCH 31, 1997
   Total interest income          $   6,517           $     18           $                  $     (18)            $   6,517
   Total non-interest income            905              1,323                  35               (130)                2,133
   Total interest expense             2,824                                                       (18)                2,806
   Total non-interest expense         2,814              1,192                  22               (130)                3,898
   Income before income tax           1,688                149                  13                                    1,850
   Income tax expense                   525                 54                   4                                      583
   Total assets                     396,651              4,998              49,068            (51,547)              399,170
   Capital expenditures
   Depreciation and                     278                105                   6                                      389
   amortization

(1) Excludes dividend income received from subsidiaries.

Information related to services or transfers between business segments is not reflected because such items are immaterial.

COMMON SHARES

     During the third quarter of 1996, the Company's Board of Directors approved a stock repurchase program which authorizes the repurchase of common shares to be used for the issuance of shares under the Company's employee stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. At March 31, 1998, 16,234 shares had been repurchased.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion represents management's analysis of Bancshares results of operations for the three-month periods ended March 31, 1998 and 1997 and its consolidated financial condition at March 31, 1998 as compared to December 31, 1997. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

     On April 1, 1996, Bancshares completed the acquisition of First Shelby Financial Group, Inc. ("First Shelby") and the Shelby Bank. As a result of the merger, First Shelby and the Shelby Bank became wholly owned subsidiaries of Bancshares. The acquisition was accounted for as a pooling of interests and, accordingly, the financial condition and results of operations of Bancshares, First Shelby and the Shelby Bank have been combined. Effective May 13, 1997, First Shelby was dissolved, with the net assets transferred to Bancshares.

RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS

     Net income in the first quarter of 1998 increased to $1,440,000, up 14% from $1,267,000 earned in the same quarter of 1997. Earnings per share for the quarterly period increased to 50 cents per share, up 14% from 44 cents per share earned in the first quarter of 1997. Higher earnings were primarily due to increases in loan fee income and remittance processing fees as well as a reduction in equipment expenses and other operating expenses. These increases to net earnings were offset by a reduction in net interest income and other income and an increase in salary and employee benefits and correspondent bank charges.

NET INTEREST INCOME

     First quarter net interest income was $3,596,000, a decrease of $114,000 or 3% compared with the first quarter of 1997. The decrease in net interest income for the three month period was mainly due to a decreases in the volume of loans, offset by an increase in securities and Federal funds sold. For the three months ended March 31, 1998, average loans decreased $7,581,000, average securities increased $12,214,000 and average Federal funds sold increased $10,486,000 compared to the same period in 1997.

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

     The provision for loan losses during the first quarter of 1998 was $81,000 compared to $96,000 in 1996. The lower provisions for loan losses for the first quarter of 1998 were primarily due to lower net charge-offs in the installment loan area.

OTHER INCOME

     Other income increased from $2,133,000 for the three months ended March 31, 1997, to $2,300,000 for the three months ended March 31, 1998. This represents an increase of $167,000 (8%). This increase is attributed to an increase in trust fees, loan fee income and remittance processing income.

     Trust fees increased $30,000 or 8% during the first quarter of 1998 compared to the first quarter of 1997. This increase is mainly attributed to an increase in the number of accounts and dollar amount of trusts handled.

     Remittance processing and collecting income generated by FirsTech increased by $76,000 or 7% during the first quarter of 1998 compared to the first quarter of 1997. The increase in 1998 is the result of increased volume of checks processed in the retail lockbox business.

     Loan service fees increased $105,000 or 135% during the first quarter of 1998 compared to the first quarter of 1997. This increase is mainly attributed to an increase in mortgage servicing right income and origination fees with the Federal National Mortgage Association ("FNMA"). Due to lower interest rates, real estate loans were being sold in the secondary market to FNMA instead of being kept in house.

OTHER EXPENSES

     Other expenses decreased from $3,898,000 for the three months ended March 31, 1997, to $3,742,000 for the three months ended March 31, 1998. This represents a $156,000 (4%) decrease. The decrease was attributed to decreases in equipment expenses and other operating expenses offset by and increase in salaries and employee benefits and service charges from corresponding banks.

     Salaries and employee benefits increased $104,000 or 5% for the first quarter of 1998 compared to the first quarter of 1997. This increase is mainly due to an increased volume of checks processed by FirsTech in the retail lockbox business resulting in the hiring of additional staff as well as the use of temporary services.

     Equipment expenses decreased $210,000 or 31% for the first quarter of 1998 compared to the first quarter of 1997. This decrease is mainly attributed to a decrease in depreciation on equipment as well as a decrease in FirsTech machine maintenance. During April 1997, FirsTech signed a two-year maintenance agreement that locked in prices at a rate lower than that paid for the first quarter of 1997.

     Service charges increased $37,000 or 28% for the first quarter of 1997 compared to the first quarter of 1996. This increase is attributed to an increased volume of checks processed by FirsTech in the retail lockbox business.

Other expenses decreased $58,000 or 9% for the first quarter of 1998 compared to the first quarter of 1997. This decrease is mainly attributed a reduction in postage expenses and FirsTech travel and entertainment expenses.

INCOME TAXES

     Income tax expense increased $50,000 or 9% for the first quarter of 1998 compared to the first quarter of 1997. Higher income tax expense in 1998 was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 31% as of March 31, 1998 and 1997.

FINANCIAL CONDITION

     Bancshares' assets increased $15,748,000 or 4.0% from December 31, 1997 to March 31, 1998. This increase was primarily due to increases in cash and cash equivalents and securities. The growth in total assets were funded by an increase in deposits and both short and long-term borrowings.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents increased $3,795,000 from December 31, 1997 to March 31, 1998. This change occurred due to an increase in cash and due from banks offset by a decrease in federal funds sold. Cash and due from banks increased $4,580,000 and federal funds sold decreased $785,000. See the consolidated statement of cash flows for the three months ended March 31, 1997, in the interim financial statements for the details representing the increase in cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

SECURITIES

     Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The book value of investment securities increased by $12,226,000 from December 31, 1997 to March 31,1998. During the first three months of 1998, Bancshares purchased $26,490,000 ($26,230,000 classified as available-for-sale), and had proceeds from maturities of $14,075,000 ($11,872,000 classified as available-for-sale).

DEPOSITS

      Total deposits increased $3,283,000 from December 31, 1997 to March 31, 1998. This increase is attributed to FirsTech customers making large deposits at the end of March to meet minimum required average deposits for the month.

FHLB ADVANCES AND U.S. TREASURY DEMAND NOTES

     Federal Home Loan Bank ("FHLB") advances and U.S. Treasury demand notes increased $9,386,000 from December 31, 1997 to March 31, 1998. This increase is attributed to an increase of $9,987,000 in borrowings from the FHLB offset by a decrease of $601,000 in Treasury, Tax & Loans. Two $5,000,000 long-term borrowings were made with the FHLB during the first quarter of 1998. One borrowing was used to purchase a security with a higher yield but the same maturity as the borrowing and the other borrowing is being used to fund loan growth with matching maturities.

STOCKHOLDERS' EQUITY

     Total stockholders' equity rose $1,069,000 or 2.0% from December 31, 1997 to March 31, 1998. The increase is mainly attributed to net income of $1,440,000 less cash dividends of $375,000 and a reduction in the unrealized gain on securities available-for-sale of $180,000, net of deferred taxes.

     The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At December 31, 1997, Bancshares' consolidated Tier 1 and total risk-based capital ratios were 25.6% and 26.8%, respectively. Bancshares' leverage ratio at December 31, 1997 was 13.0%.

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

     The project team is currently in phase 3. Based on current assessments, Bancshares does not expect the amounts to be expended over the next two years to have a material effect on its financial position or results of operations. The amount expensed in the first quarter of 1998 and for the year ended 1997 was immaterial.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Bancshares seeks to contain the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the then currently prevailing rate of interest, these securities may be prepaid in a shorter time period. Accordingly, the mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years, are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments on the underlying loans. NOW and savings accounts, by contract, may be withdrawn in their entirety upon demand. While these contracts are extremely short, it has been Bancshare's experience that these accounts turn over at the rate of five percent per year. If all of the NOW and savings accounts were treated as repricing in one year or less, the cumulative negative gap at one year or less would be $117.4 million or 32.07% of interest earning assets. Due to their very liquid nature, the entire balance of money market accounts is assumed to be repriced within one year.

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

     Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Bancshares is only subject to interest rate risk. Bancshares purchased no financial instruments for trading purposes during the first quarter of 1998 or during 1997.

     The following table summarizes, as of March 31, 1998, the anticipated maturities or repricing of Bancshare's interest sensitive assets and liabilities, Bancshare's interest sensitivity gap (interest-earning assets less interest-bearing liabilities), Bancshares cumulative interest rate sensitivity gap and Bancshare's cumulative interest sensitivity repricing gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any period means that more interest-bearing liabilities will reprice or maturing during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position.

TABLE 14   GAP TABLE

                                                                                                     After                   Fair
                                    Year 1       Year 2       Year 3       Year 4       Year 5      Year 5       Total       Value
                                  ---------    ---------    ---------    ---------    ---------   ---------    --------    --------
Loans (1)
   Fixed rate                     $  24,557    $  13,379    $  22,960    $  26,831    $  25,899   $  14,294    $127,920    $135,023
   Average interest rate              8.52%        8.88%        8.75%        8.86%        8.80%       7.74%       8.63%
   Variable rate                     44,561       11,093        3,596        7,163        3,917       1,024      71,354      75,316
    Average interest rate             8.85%        7.04%        7.91%        7.71%        7.80%       7.04%       8.29%
Securities (2)
   Fixed rate                        42,175       20,840       17,945       19,014       11,585      35,294     146,853     147,247
   Average interest rate              6.16%        6.24%        5.74%        6.64%        6.12%       6.67%       6.18%
   Variable rate                                                                            251       3,481       3,732       3,766
    Average interest rate                                                                 6.65%       6.80%       6.79%
Federal funds sold                   16,360                                                                      16,360      16,360
    Average interest rate             5.50%                                                                       5.50%
                                 ----------    ---------    ---------    ---------    ---------   ---------    --------    --------
    Total interest-earning assets   127,653       45,312       44,501       53,008       41,652      54,093     366,219     377,712
                                 ----------    ---------    ---------    ---------    ---------   ---------    --------    --------

NOW and savings accounts              4,778        4,778        4,778        4,778        4,778      71,666      95,556      95,556
    Average interest rate             2.50%        2.50%        2.50%        2.50%        2.50%       2.50%       2.50%
Money market accounts                30,518                                                                      30,518      30,518
    Average interest rate             3.68%                                                                       3.68%
Time deposits
   Fixed rate                        90,567       26,896        4,041          729          664                 122,897     125,759
    Average interest rate             5.29%        6.03%        5.95%        6.02%        6.47%                   5.49%
   Variable rate                     16,060          505                                                         16,565      16,942
    Average interest rate             5.54%        5.85%                                                          5.54%
Federal funds purchased and
securities sold under
repurchase agreements                 9,789                                                                       9,789       9,789
    Average interest rate             5.20%                                                                       5.20%
FHLB advances                            51           54           58           62           67      12,649      12,941      13,077
    Average interest rate             5.57%        5.57%        5.57%        5.57%        5.57%       5.57%       5.57%
U.S. Treasury demand notes            2,550                                                                       2,550       2,550
    Average interest rate             5.25%                                                                       5.25%
                                 ----------    ---------    ---------    ---------    ---------   ---------    --------    --------
     Total interest-bearing
     liabilities                    154,313       32,233        8,877        5,569        5,509      84,315     290,816     294,191
                                 ----------    ---------    ---------    ---------    ---------   ---------    --------    --------
Interest-earning assets less
 interest- bearing liabilities
 ("Gap")                         $ (26,660)    $  13,079    $  35,624    $  47,439    $  36,143   $(30,222)    $ 75,403    $ 83,521
                                 ==========    =========    =========    =========    =========   =========    ========    ========
Cumulative gap                   $ (26,660)    $(13,581)    $  22,043    $  69,482    $ 105,625   $  75,403    $ 75,403    $ 83,521
                                 ==========    =========    =========    =========    =========   =========    ========    ========
Cumulative Gap as a percentage
of total interest earning assets    (7.28%)      (3.71%)        6.02%       18.97%       28.84%      20.59%      20.59%      22.81%
                                 ==========    =========    =========    =========    =========   =========    ========    ========

(1) Includes consumer loans net of unearned income, and excludes nonaccrual and impaired loans.
(2) Reflects fair value adjustments for securities available for sale.

     At March 31, 1998, the table above reflects that Bancshares has a negative liability gap due to the level of interest bearing demand deposits and savings that are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $266,600 in one year and $135,800 in two years assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

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


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     Bancshares is involved from time to time in routine litigation incidental to its business. However, Bancshares' management believes that it is not a party to any material pending litigation, which, if decided adversely to Bancshares, would have a significant negative impact on the business, income, assets or operation of Bancshares. Bancshares' management is not aware of any other material threatened litigation that might involve Bancshares.


ITEM 2.    CHANGES IN SECURITIES

     Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     First Decatur Bancshares, Inc. held its annual Shareholder meeting on March 10, 1998.

     The primary purpose of the shareholder meeting was to establish the number of Directors to be elected at twelve and elect a Board of Directors for a one-
year term.  There  were  2,506,186  total   shares  voted  out  of  2,878,487
outstanding (87%). All shares voted in favor of the Directors and terms. The Board of Directors remained unchanged from 1997.


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

FIRST DECATUR BANCSHARES, INC.


May 13, 1998       By:  /s/ John W. Luttrell
                        -------------------------------------------
                        John W. Luttrell
                        President and Chief Executive Officer



May 13, 1998        By:  /s/ Craig A. Wells
                         ------------------------------------------
                         Craig A. Wells
                         Vice President and Chief Financial Officer