Form 10-Q
period 1998-06-30
FIRST DECATUR BANCSHARES INC
filed 1998-08-06
CIK 319033

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                        Yes      X      No


2,883,175 shares of the Registrant's common stock, par value $.01 per share, were outstanding at June 30, 1998.

                        FIRST DECATUR BANCSHARES, INC.

            FORM 10-Q FOR THREE AND SIX MONTHS ENDED JUNE 30, 1998

                                     INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION                                           1

      Item 1.     Condensed Consolidated Financial Statements            1
      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   11
      Item 3.     Quantitative and Qualitative Disclosures about
                  Market Risk                                           15


PART II - OTHER INFORMATION                                             18

      Item 1.     Legal Proceedings                                     18
      Item 2.     Changes in Securities                                 18
      Item 3.     Defaults upon Senior Securities                       18
      Item 4.     Submission of Matters to a Vote of Security Holders   18
      Item 5.     Other Information                                     18
      Item 6.     Exhibits and Reports on Form 8-K                      18


SIGNATURES                                                              19

EXIBITS

      Exhibit 11. Computation of Earnings per Share

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST DECATUR BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                             June  30,                December 31,
                                                                               1998                       1997
                                                                    ----------------------     ----------------------
                                                                               (Unaudited)
Assets
     Cash and due from banks                                        $              29,067      $              22,880
     Federal funds sold                                                            21,685                     17,145
                                                                    ----------------------     ----------------------
          Cash and cash equivalents                                                50,752                     40,025
     Securities available for sale                                                124,428                    106,600
     Securities held to maturity                                                   27,619                     31,759
     Loans, net                                                                   203,753                    196,522
     Premises and equipment                                                         8,902                      9,271
     Other assets                                                                   9,900                      8,060
                                                                    ----------------------     ----------------------
               Total assets                                         $             425,354      $             392,237
                                                                    ======================     ======================
Liabilities
     Deposits
        Noninterest bearing                                         $              56,822      $              53,436
        Interest bearing                                                          278,351                    267,692
                                                                    ----------------------     ----------------------
          Total Deposits                                                          335,173                    321,128
     Federal funds purchased and securities sold under
        repurchase agreements                                                      10,848                      8,448
     Federal Home Loan Bank loans                                                  17,929                      2,954
     U.S. Treasury demand notes                                                     3,129                      3,151
     Other liabilities                                                              3,890                      4,257
                                                                    ----------------------     ----------------------
               Total liabilities                                                  370,969                    339,938

Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000 shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000 shares;
        Issued 2,909,397 shares of which 26,222 shares and
        30,910 shares were held as treasury stock                                      29                         29
     Surplus                                                                        7,874                      7,858
     Paid-in-capital - phantom stock                                                  192                        167
     Retained earnings                                                             46,550                     44,506
     Net unrealized gain on securities available for sale                             310                        380
                                                                    ----------------------     ----------------------
                                                                                   54,955                     52,940
     Treasury stock, at cost                                                        (570)                      (641)
                                                                    ----------------------     ----------------------
               Total stockholders' equity                                          54,385                     52,299
                                                                    ----------------------     ----------------------
                    Total liabilities and stockholders' equity      $             425,354      $             392,237
                                                                    ======================     ======================

                        FIRST DECATUR BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 Three Months Ended                         Six Months Ended
                                                           June 30               June 30              June 30              June 30
                                                             1998                  1997               1998                   1997
                                                         (Unaudited)           (Unaudited)          (Unaudited)          (Unaudited)
                                                         -----------           -----------          -----------          -----------
Interest Income
     Interest on loans                                      $ 4,307               $ 4,490              $ 8,514              $ 8,909
     Interest on investments                                  2,200                 1,938                4,354                3,952
     Interest on federal funds sold                             231                   106                  447                  177
     Other interest income                                       17                    19                   27                   33
                                                         -----------           -----------          -----------          -----------
          Total interest income                               6,755                 6,553               13,342               13,071
                                                         -----------           -----------          -----------          -----------
Interest Expense
     Interest on deposits                                     2,873                 2,754                5,651                5,403
     Interest on borrowings                                     286                   147                  499                  305
                                                         -----------           -----------          -----------          -----------
          Total interest expense                              3,159                 2,901                6,150                5,708
                                                         -----------           -----------          -----------          -----------
Net Interest Income                                           3,596                 3,652                7,192                7,363
     Provision for loan losses                                   81                   136                  162                  232
                                                         -----------           -----------          -----------          -----------
Net Interest Income After Provision for
   Loan Losses                                                3,515                 3,516                7,030                7,131
                                                         -----------           -----------          -----------          -----------
Other Income
     Trust fees                                                 424                   379                  824                  748
     Loan fee income                                            130                   108                  312                  186
     Remittance processing fees                               1,121                   974                2,314                2,091
     Service charges on deposit accounts                        248                   278                  497                  534
     Security transactions, net                                   4                    14                   24                   29
     Other                                                      281                   213                  537                  512
                                                         -----------           -----------          -----------          -----------
          Total other income                                  2,208                 1,966                4,508                4,100
                                                         -----------           -----------          -----------          -----------
Other Expenses
     Salaries and employee benefits                           1,999                 1,964                4,064                3,926
     Net occupancy                                              275                   280                  544                  561
     Equipment expenses                                         490                   497                  964                1,181
     Professional fees                                           96                    96                  185                  189
     Data processing fees                                        52                    83                   89                  144
     Supplies                                                   105                    96                  215                  197
     Service charges from corresponding banks                   187                   134                  355                  265
     Other operating expenses                                   593                   586                1,124                1,171
                                                         -----------           -----------          -----------          -----------
          Total other expenses                                3,797                 3,736                7,540                7,634
                                                         -----------           -----------          -----------          -----------
Income Before Income Tax                                      1,926                 1,746                3,998                3,597
     Income tax expense                                         572                   544                1,204                1,128
                                                         -----------           -----------          -----------          -----------
          Net Income                                        $ 1,354               $ 1,202              $ 2,794              $ 2,469
                                                         ===========           ===========          ===========          ===========
Dividends Per Share                                         $  0.13               $  0.11              $  0.26              $  0.22
Basic Earnings Per Share                                    $  0.47               $  0.42              $  0.97              $  0.85
Average Shares Outstanding                                2,885,300             2,892,943            2,883,079            2,890,390
Diluted Earnings Per Share                                  $  0.47               $  0.41              $  0.97              $  0.85
Average Shares Outstanding                                2,899,997             2,903,270            2,896,306            2,900,938

                        FIRST DECATUR BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)

                                                      Three Months Ended                        Six Months Ended
                                                         June 30, 1998                            June 30, 1998
                                                          (Unaudited)                              (Unaudited)
                                                   ------------------------                  ----------------------
Net Income                                                      $     1,354                             $     2,794
Other comprehensive income, net of tax
     Unrealized gains on securities:
        Unrealized holding gain arising
        during the period                           $ 110                                    $ (70)
          Less:  Reclassification adjustment
          for gains included in net income           (  0)                                    (  0)
                                                    ------                                   ------
Other comprehensive income                                              110                                    (70)
                                                                -----------                             ------------
Comprehensive income                                            $     1 464                             $     2,724
                                                                ===========                             ============


                                                      Three Months Ended                        Six Months Ended
                                                         June 30, 1997                            June 30, 1997
                                                          (Unaudited)                              (Unaudited)
Net Income                                                      $     1,202                             $     2,469
Other comprehensive income, net of tax
     Unrealized gains on securities:
        Unrealized holding gain arising
        during the period                           $  505                                   $ (33)
          Less:  Reclassification adjustment
          for gains included in net income           (  0)                                    (  0)
                                                    ------                                   ------
Other comprehensive income                                              505                                    (33)
                                                                ------------                            ------------
Comprehensive income                                            $     1,707                             $     2,436
                                                                ============                            ============

                        FIRST DECATUR BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                               Six Months Ended
                                                                                           June 30,                     June 30,
                                                                                             1998                         1997
                                                                                          (Unaudited)                  (Unaudited)
Cash flows from operating activities:
     Net cash provided by operating activities                                         $        1,335             $          2,234
Cash flows from investing activities:
     Purchases of securities available for sale                                              (45,425)                     (13,399)
     Proceeds from maturities of securities available for sale                                 27,663                       10,460
     Proceeds from sales of securities available for sale                                                                    5,994
     Purchases of securities held to maturity                                                   (785)                      (2,135)
     Proceeds from maturities of securities held to maturity                                    4,891                        4,682
     Net change in loans                                                                      (7,393)                     (13,571)
     Purchases of premises and equipment                                                        (294)                        (243)
                                                                                       ---------------            ----------------
          Net cash used by investing activities                                              (21,342)                      (8,212)
                                                                                       ---------------            ----------------
Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                    16,724                      (2,151)
          Certificates of deposit                                                             (2,679)                      (3,961)
          Federal funds purchased and securities sold under repurchase
               agreements                                                                       2,400                      (2,603)
          Federal Home Loan Bank loans                                                         14,975                          477
          U.S. Treasury demand notes                                                             (22)                          750
     Cash dividends                                                                             (750)                        (636)
     Net cash from sale of treasury stock                                                          86                           40
                                                                                       ---------------            ----------------
          Net cash used by financing activities                                                30,734                      (8,084)
                                                                                       ---------------            ----------------
Net increase (decrease) In cash and cash equivalents                                           10,727                     (14,062)
Cash and cash equivalents, beginning of period                                                 40,025                       48,588
                                                                                       ---------------            ----------------
Cash and cash equivalents, end of period                                               $       50,752             $         34,526
                                                                                       ===============            ================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                     $        5,803             $          5,652
          Income taxes                                                                 $        1,184             $          1,152

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

     Bancshares elected to continue to measure compensation costs using Opinion No. 25. There were no pro forma disclosures required pursuant to SFAS No. 123 as no awards were granted in the first half of 1998 or during 1997.

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


                                DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES
                                                       (in thousands)
                                         Three Months Ended                                    Six Months Ended
                               --------------------------------------                 --------------------------------------
                                                      Accumulated                                            Accumulated
                               Unrealized Gains   Other Comprehensive                 Unrealized Gains   Other Comprehensive
        June 30, 1998            on Securities          Income                          on Securities          Income
----------------------         -----------------  -------------------                 -----------------  -------------------
Beginning balance                   $        200      $        200                         $        380      $        380
Current period change                        110               110                                 (70)              (70)
                                    ------------      ------------                         ------------      -------------
Ending balance                      $        310      $        310                         $        310      $        310
                                    ============      ============                         ============      =============

        JUNE 30, 1997
----------------------

Beginning balance                   $      (405)      $      (405)                         $        133      $        133
Current period change                        505               505                                 (33)              (33)
                                    ------------      ------------                         ------------      -------------
Ending balance                      $        100      $        100                         $        100      $        100
                                    ============      ============                         ============      =============

                                  Disclosure of Related Tax Effects Allocated to Each
                                        COMPONENT OF OTHER COMPREHENSIVE INCOME
                                                    (in thousands)

                                                                                Tax (Expense) or
    Three Months Ended June 30, 1998                      Before-Tax Amount         Benefit            Net-of-Tax Amount
-------------------------------------------              ------------------     ----------------       -----------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                              $         167        $          (57)          $         110
   Less:  reclassification adjustment for
       Gains realized in income                                        0                      0                      0
                                                           --------------       ----------------         --------------
Other comprehensive income                                 $         167        $          (57)          $         110
                                                           ==============       ================         ==============

     Six Months Ended June 30, 1998
------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                              $       (106)        $            36         $         (70)
   Less:  reclassification adjustment for
       Gains realized in income                                        0                      0                      0
                                                           --------------       ----------------        ---------------
Other comprehensive income                                 $       (106)        $            36         $         (70)
                                                           ==============       ================        ===============


                                  Disclosure of Related Tax Effects Allocated to Each
                                        COMPONENT OF OTHER COMPREHENSIVE INCOME
                                                    (in thousands)

                                                                              Tax (Expense) or
        Three Months Ended June 30, 1997             Before-Tax Amount            Benefit              Net-of-Tax Amount
------------------------------------------           -----------------        -----------------        -----------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                              $         765      $           (260)        $           505
   Less:  reclassification adjustment for
       Gains realized in income                                        0                      0                      0
                                                           --------------     ------------------       ----------------
Other comprehensive income                                 $         765      $           (260)        $           505
                                                           ==============     ==================       ================

         Six Months Ended June 30, 1997
------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                              $        (50)     $               17       $           (33)
   Less:  reclassification adjustment for
       Gains realized in income                                        0                      0                      0
                                                           --------------    -------------------      -----------------
Other comprehensive income                                 $        (50)     $               17       $           (33)
                                                           ==============    ===================      =================


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

                                      BANKING           REMITTANCE
                                     SERVICES            SERVICES           COMPANY{1)   ELIMINATIONS            TOTAL
                                --------------  -------------------      -------------  ---------------     ---------------
   JUNE 30, 1998

   TOTAL INTEREST INCOME         $   13,342     $           61              $           $         (61)      $        13,342
   TOTAL NON-INTEREST INCOME          2,168              2,617                  70               (347)                4,508
   TOTAL INTEREST EXPENSE             6,211                                                       (61)                6,150
   TOTAL NON-INTEREST EXPENSE         5,487              2,350                  50               (347)                7,540
   INCOME BEFORE INCOME TAX           3,650                328                  20                                    3,998
   INCOME TAX EXPENSE                 1,082                115                   7                                    1,204
   TOTAL ASSETS                     422,933              5,405              54,383            (57,367)              425,354
   CAPITAL EXPENDITURES
   DEPRECIATION AND                     494                171                  12                                      677
   AMORTIZATION

     JUNE 30, 1997

   Total interest income         $   13,071    $            34              $           $         (34)      $        13,071
   Total non-interest income          1,893              2,404                  70               (267)                4,100
   Total interest expense             5,742                                                       (34)                5,708
   Total non-interest expense         5,726              2,128                  47               (267)                7,634
   Income before income tax           3,263                310                  24                                    3,597
   Income tax expense                 1,009                111                   8                                    1,128
   Total assets                     385,096              5,045              50,343            (52,484)              388,000
   Capital expenditures
   Depreciation and                     543                210                  12                                      775
   amortization

(1) Excludes dividend income received from subsidiaries.

Information related to services or transfers between business segments is not reflected because such items are immaterial.

COMMON SHARES

     During the third quarter of 1996, the Company's Board of Directors approved a stock repurchase program which authorizes the repurchase of common shares to be used for the issuance of shares under the Company's employee stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. At June 30, 1998, 19,966 shares had been repurchased.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion represents management's analysis of Bancshares' results of operations for the three and six month periods ended June 30, 1998 and 1997 and its consolidated financial condition at June 30, 1998 as compared to December 31, 1997. This discussion should be read in conjunction with Bancshares' unaudited condensed consolidated financial statements and notes thereto.

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


RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS

     Net income in the second quarter of 1998 increased to $1,354,000, up 13% from $1,202,000 earned in the same quarter of 1997. Basic earnings per share for the quarterly period increased to 47 cents per share, up 12% from 42 cents per share earned in the second quarter of 1997. Diluted earnings per share for the quarterly period increased to 47 cents per share, up 15% from 41 cents per share earned in the second quarter of 1997. For the six months ended June 30, 1998, net income was $2,794,000, up 13% compared to $2,469,000 for the first half of 1997. Basic and diluted earnings per share for the six-month period were 97 cents, up 14% compared to 85 cents for the same period in 1997. Higher earnings for the three-month period were primarily due to an increase in other income offset by an increase in other expenses and taxes. For the six-month period, higher earnings are attributed to an increase in other income and a decrease in other expenses offset by a reduction in net interest income after loan losses.

NET INTEREST INCOME

     Second quarter net interest income was $3,596,000, a decrease of $56,000 or 2% compared with the second quarter of 1997. For the six months ended June 30, 1998, net interest income decreased $171,000 or 2% compared to 1997. The reduction in net interest income for both periods was mainly due to a decrease in interest income on loans and an increase in interest expense on deposits and borrowings offset by increases in interest income on investments and Federal Funds sold.

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

     The provision for loan losses during the second quarter of 1998 was $81,000 compared to $136,000 in 1997. For the six month period ended June 30, 1998, the provision for loan losses were $162,000 compared to $232,000 for the same period in 1997. The lower provisions for loan losses were primarily due to lower net charge-offs in the installment loan area.

OTHER INCOME

     Other income for the three months ended June 30, 1998, increased $242,000 or 12% compared to the same period in 1997. On a year-to-date basis, other income increased $408,000 or 10% compared to the six month period in 1997. For the three month period, the increase is attributed to increases in loan fee income, remittance processing fees and other income. For the six-month period, the increase is attributed to increases in loan fee income and remittance processing fees.

     For the three and six months ended June 30, 1998, remittance processing fees generated by FirsTech increased by $147,000 (15%) and $223,000 (11%), respectively, compared to the same periods in 1997. The increase in 1998 is the result of new clients and increased processing volume from existing clients.

     Loan fee income for the three-month period ended June 30, 1998, increased $22,000 or 20% over the same period in 1997. On a year to date basis, loan fee income increased $126,000 or 68% compared to the six-month period in 1997. This increase is mainly attributed to an increase in mortgage servicing right fees associated with FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities". As a result of lower interest rates during 1998, more loans were sold in the secondary market to the Federal National Mortgage Association.

     Other income increased $68,000 or 32% for the three months ended June 30, 1998, compared to the same period in 1997. This increase is mainly attributed to increases in brokerage commissions and ATM fees for the second quarter compared to 1997.

OTHER EXPENSES

     Other expenses increased from $3,736,000 for the three months ended June 30, 1997, to $3,797,000 for the three months ended June 30, 1998. This represents a $61,000 (2%) increase and was attributed to increases in salaries and employee benefits and service charges from corresponding banks. For the six months ended June 30, 1998, other expenses decreased $94,000 or 1% compared to the same period in 1997. This decrease was attributed to decreases in equipment expenses and data processing fees offset by an increase in salaries and employee benefits and service charges from corresponding banks.

     Salaries and employee benefits increased $45,000 or 12% for the second quarter of 1998 and $138,000 or 4% for the first six months of 1998 compared to the same periods of 1997. This increase is mainly due to an increase in staff at FirsTech as a result of the addition of new clients and increased processing volume from existing clients.

     Equipment expenses decreased $217,000 or 18% for the six months ended June 30, 1998, compared to the same period in 1997. The decrease is mainly attributed to a decrease in depreciation on equipment as well as a decrease in FirsTech machine maintenance. During April 1997, FirsTech signed a two-year maintenance agreement that locked in prices at a rate lower than that paid for the first quarter of 1997.

     Data processing expenses decreased $31,000 or 37% for the second quarter of 1998 and $55,000 or 38% for the first half of 1998 compared to the same periods in 1997. The decrease is attributed to a decrease in third party data processing costs associated with the Decatur Bank's Trust Department.

     For  the  three  months  ended  June  30,  1998,   service   charges  from
corresponding banks increased $53,000 or 40% compared to the same period in 1997. Service charges increased $90,000 or 34% for the first half of 1998 compared to the first half of 1997. The increase in both periods is attributed to an increased volume of checks processed by FirsTech in the retail lockbox business.

INCOME TAXES

     Income tax expense increased $28,000 or 5% for the second quarter of 1998 compared to the second quarter of 1997. Income taxes increased $76,000 or 7% for the first six months of 1998, compared to the first six months of 1997. Higher income tax expense for both periods was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 30% as of June 30, 1998 and 31% as of June 30, 1997.

FINANCIAL CONDITION

     Bancshares' assets increased $33,117,000 or 8.4% from December 31, 1997 to June 30, 1998. This increase was primarily due to increases in cash and cash equivalents, securities and net loans.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents increased $10,727,000 from December 31, 1997 to June 30, 1998. This change occurred due to an increase in cash and due from banks of $6,187,000 and an increase in federal funds sold of $4,540,000. See the consolidated statement of cash flows for the six months ended June 30, 1998, in the interim financial statements for the details representing the increase in cash and cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth.

SECURITIES

     Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The book value of investment securities increased by $13,688,000 from December 31, 1997 to June 30,1998. During the first six months of 1998, Bancshares purchased $46,210,000 ($45,425,000 classified as available-for-sale), and had 32,554,000
($27,663,00 classified as available-for-sale) mature. The increase in investments was primarily due to an increase in total deposits and borrowings from the Federal Home Loan Bank ("FHLB").

LOANS

     Total loans increased by $7,231,000 from December 31, 1997 to June 30, 1998 due mainly to an increase in commercial loans offset by a decrease in consumer loans and real estate loans. Commercial loans increased by $11,121,000 due to increases in construction and land development and a long-term commercial real estate loan. Consumer loans decreased by $2,549,000 and real estate and other loans decreased by $1,341,000.

DEPOSITS

      Total deposits increased $14,045,000 from December 31, 1997 to June 30, 1998. This increase is attributed to the collection of $10,0000,000 in tax money during the second quarter that will not be paid out until the third quarter and customers making large deposits at the end of June to meet minimum required deposits for the month.

FHLB ADVANCES AND U.S. TREASURY DEMAND NOTES

     FHLB advances and U.S. Treasury demand notes increased $14,953,000 from December 31, 1997 to June 30, 1998. This increase is attributed to an increase of $14,975,000 in borrowings from the FHLB offset by a decrease of $22,000 in U.S. Treasury demand notes. Two $5,000,000 long-term borrowings were made during the first quarter of 1998 and one $5,000,000 borrowing was made during the second quarter of 1998, all with the FHLB. Two borrowings were used to purchase higher yielding securities with the same maturities as the borrowings. The other borrowing is being used to fund loan growth with matching maturities.

STOCKHOLDERS' EQUITY

     Total stockholders' equity rose $2,086,000 or 4% from December 31, 1997 to June 30, 1998. The increase is mainly attributed to net income of $2,794,000 less cash dividends of $750,000.

     The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At March 31, 1998, Bancshares' consolidated Tier 1 and total risk-based capital ratios were 24.0% and 25.3%, respectively. Bancshares' leverage ratio at March 31, 1998, was 13.0%.

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

     The project team is currently in phase 3. Based on current assessments, Bancshares does not expect the amounts to be expended over the next two years to have a material effect on its financial position or results of operations. The amount expensed in the first half of 1998 and for the year ended 1997 was immaterial.


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

     Bancshares seeks to contain the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the then currently prevailing rate of interest, these securities may be prepaid in a shorter time period. Accordingly, the mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years, are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments on the underlying loans. NOW and savings accounts, by contract, may be withdrawn in their entirety upon demand. While these contracts are extremely short, it has been Bancshare's experience that these accounts turn over at the rate of five percent per year. If all of the NOW and savings accounts were treated as repricing in one year or less, the cumulative negative gap at one year or less would be $137.7 million or 36.14% of interest earning assets. Due to their very liquid nature, the entire balance of money market accounts is assumed to be repriced within one year.

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

     Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Bancshares is only subject to interest rate risk. Bancshares purchased no financial instruments for trading purposes during the first half of 1998 or during 1997.

     The following table summarizes, as of June 30, 1998, the anticipated maturities or repricing of Bancshare's interest sensitive assets and liabilities, Bancshare's interest sensitivity gap (interest-earning assets less interest-bearing liabilities), Bancshares cumulative interest rate sensitivity gap and Bancshare's cumulative interest sensitivity repricing gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any period means that more interest-bearing liabilities will reprice or maturing during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position.

TABLE 14   GAP TABLE

                                                                                                   After                   Fair
                                  Year 1       Year 2       Year 3       Year 4       Year 5      Year 5       Total       Value
                               ------------  -----------  -----------  -----------  -----------
Loans (1)
   Fixed rate                     $  27,265    $  12,716    $  22,643    $  28,123    $  27,096   $  16,458    $134,301    $141,758
   Average interest rate              7.74%        8.85%        8.87%        8.75%        8.73%       7.58%       8.44%
   Variable rate                     48,451        7,400        2,429        7,227        4,301       3,242      73,050      77,106
    Average interest rate             8.64%        7.05%        7.90%        7.72%        7.79%       6.76%       8.31%
Securities (2)
   Fixed rate                        33,321       21,737       23,096       17,866       13,008      39,741     148,769     149,145
   Average interest rate              5.59%        6.13%        5.57%        6.70%        6.02%       6.52%       5.78%
   Variable rate                                                               308                    2,970       3.278       3,307
    Average interest rate                                                    6.65%                    6.89%       6.87%
Federal funds sold                   21,685                                                                      21,685      21,685
    Average interest rate             5.59%                                                                       5.59%
                                  ---------    ---------    ---------    ---------    ----------  ---------    ---------   ---------
   Total interest-earning assets    130,722       41,853       48,168       53,524       44,405      62,411     381,083     393,001
                                  ---------    ---------    ---------    ---------    ----------  ---------    ---------   ---------

NOW and savings accounts              5,150        5,150        5,150        5,150        5,150      77,249     102,999     102,999
    Average interest rate             2.90%        2.90%        2.90%        2.90%        2.90%       2.90%       2.90%
Money market accounts                30,560                                                                      30,560      30,560
    Average interest rate             3.93%                                                                       3.93%
Time deposits
   Fixed rate                       119,862       18,754        3,244          826          646                 143,332     146,670
    Average interest rate             5.41%        5.89%        5.78%        5.86%        6.48%                   5.48%
   Variable rate                      1,000          460                                                          1,460       1,493
    Average interest rate             4.77%        5.85%                                                          5.11%
Federal funds purchased and
securities sold under
repurchase agreements                10,848                                                                      10,848      10,848
    Average interest rate             5.17%                                                                       5.17%
FHLB advances                            52           55           59           63           68      17,632      17,929      18,117
    Average interest rate             5.49%        5.49%        5.49%        5.49%        5.49%       5.49%       5.49%
U.S. Treasury demand notes            3,129                                                                       3,129       3,129
    Average interest rate             5.81%                                                                       5.81%
                                  ---------   ----------   ----------   ----------   ----------   ---------   ---------   ----------
   Total interest-bearing
   liabilities                      170,601       24,419        8,453        6,039        5,864      94,881     310,257     313,772
                                  ---------   ----------   ----------   ----------   ----------   ---------   ---------   ----------
Interest-earning assets less
 interest- bearing liabilities
 ("Gap")                          $(39,879)   $   17,434    $  39,715    $  47,485   $   38,541   $(32,470)   $  70,826   $  79,229
                                  =========   ===========   =========    =========   ==========   =========   ==========  ==========
Cumulative gap                    $(39,879)   $ (22,445)    $  17,270    $  64,755    $ 103,296   $  70,826   $  70,826   $  79,229
                                  =========   ===========   =========    =========   ==========   =========   ==========  ==========
Cumulative Gap as a percentage
of total  interest earning assets  (10.46%)      (5.89%)        4.53%       16.99%       27.11%      18.59%      18.59%      20.79%
                                  =========   ===========   =========    =========   ===========  ==========  ==========  ==========

(1) Includes consumer loans net of unearned income, and excludes nonaccrual and impaired loans.
(2) Reflects fair value adjustments for securities available for sale.

At June 30, 1998, the table above reflects that Bancshares has a negative liability gap due to the level of interest bearing demand deposits and savings that are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $398,800 in one year and $224,500 in two years assuming no management intervention. A fall in
the interest rates would have the opposite effect  for the   same   period.
In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

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

FIRST DECATUR BANCSHARES, INC.


August 5, 1998             By:  /s/ John W. Luttrell
                                -------------------------------------------
                                John W. Luttrell
                                President and Chief Executive Officer



August 5, 1998             By:  /s/ Craig A. Wells
                                -------------------------------------------
                                Craig A. Wells
                                Vice  President and Chief Financial Officer