Form 10-Q
period 1998-09-30
FIRST DECATUR BANCSHARES INC
filed 1998-11-13
CIK 319033

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                        Yes      X      No


2,883,156 shares of the Registrant's common stock, par value $.01 per share, were outstanding at September 30, 1998.

                        FIRST DECATUR BANCSHARES, INC.

         FORM 10-Q FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION                                          1

      Item 1.     Condensed Consolidated Financial Statements           1
      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   11
      Item 3.     Quantitative and Qualitative Disclosures about
                  Market Risk                                           16


PART II - OTHER INFORMATION                                             19

      Item 1.     Legal Proceedings                                     19
      Item 2.     Changes in Securities                                 19
      Item 3.     Defaults upon Senior Securities                       19
      Item 4.     Submission of Matters to a Vote of Security Holders   19
      Item 5.     Other Information                                     19
      Item 6.     Exhibits and Reports on Form 8-K                      19


SIGNATURES                                                              20

EXHIBITS

      Exhibit 11. Computation of Earnings Per Share                     21

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST DECATUR BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                            September 30,                  December 31,
                                                                                1998                           1997
                                                                            ------------------------------------------
                                                                              (Unaudited)
Assets
     Cash and due from banks                                          $             32,670        $             22,880
     Federal funds sold                                                              4,785                      17,145
                                                                            -------------------------------------------
          Cash and cash equivalents                                                 37,455                      40,025

     Securities available for sale                                                 135,622                     106,600
     Securities held to maturity                                                    26,903                      31,759
     Loans, net                                                                    208,707                     196,522
     Premises and equipment                                                          8,581                       9,271
     Other assets                                                                   10,754                       8,060
                                                                            -----------------------------------------------
               Total assets                                           $            428,022        $            392,237
                                                                            ===============================================
Liabilities
     Deposits
        Noninterest bearing                                           $             57,050        $             53,436
        Interest bearing                                                           279,040                     267,692
                                                                            -----------------------------------------------
          Total Deposits                                                           336,090                     321,128
     Federal funds purchased and securities sold under
        repurchase agreements                                                       11,647                       8,448
     Federal Home Loan Bank loans                                                   17,917                       2,954
     U.S. Treasury demand notes                                                      1,219                       3,151
     Other liabilities                                                               4,916                       4,257
                                                                            -----------------------------------------------
               Total liabilities                                                   371,788                     339,938
                                                                            -----------------------------------------------
Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000 shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000shares;
      Issued 2,909,397 shares of which 26,241 shares and
      30,910 shares were held as treasury stock                                         29                          29
     Surplus                                                                         7,874                       7,858
     Paid-in-capital - phantom stock                                                   205                         167
     Retained earnings                                                              47,521                      44,506
     Net unrealized gain on securities available for sale                            1,175                         380
                                                                            -----------------------------------------------
                                                                                    56,804                      52,940
     Treasury stock, at cost                                                         (570)                       (641)
                                                                            -----------------------------------------------
         Total stockholders' equity                                                 56,234                      52,299
                                                                            -----------------------------------------------
           Total liabilities and stockholders' equity               $              428,022        $            392,237
                                                                            ===============================================

                        FIRST DECATUR BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              Three Months Ended                          Nine Months Ended
                                                        September 30          September 30         September 30         September 30
                                                           1998                  1997                 1998                 1997
                                                        (Unaudited)           (Unaudited)          (Unaudited)          (Unaudited)
Interest Income
     Interest on loans                          $             4,460    $            4,378      $        12,974     $         13,287
     Interest on investments                                  2,261                 1,909                6,615                5,861
     Interest on federal funds sold                             247                   112                  694                  289
     Other interest income                                       12                    15                   39                   47
                                                -----------------------------------------------------------------------------------
          Total interest income                               6,980                 6,414               20,322               19,484

Interest Expense
     Interest on deposits                                     3,007                 2,833                8,658                8,235
     Interest on borrowings                                     346                    13                  845                  319
                                                -----------------------------------------------------------------------------------
          Total interest expense                              3,353                 2,846                9,503                8,554
                                                -----------------------------------------------------------------------------------
Net Interest Income                                           3,627                 3,568               10,819               10,930
     Provision for loan losses                                   61                   137                  223                  369
                                                ------------------------------------------------------------------------------------
Net Interest Income After Provision for
   Loan Losses                                                3,566                 3,431               10,596               10,561
                                                ------------------------------------------------------------------------------------
Other Income
     Trust fees                                                 425                   384                1,248                1,132
     Loan fee income                                            153                   147                  465                  333
     Remittance processing fees                               1,284                 1,046                3,598                3,136
     Service charges on deposit accounts                        252                   260                  750                  794
     Security transactions, net                                  13                    14                   37                   43
     Other                                                      291                   255                  827                  768
                                                ------------------------------------------------------------------------------------
          Total other income                                  2,418                 2,106                6,925                6,206
                                                -----------------------------------------------------------------------------------
Other Expenses
     Salaries and employee benefits                           2,112                 1,946                6,175                5,871
     Net occupancy                                              287                   323                  831                  884
     Equipment expenses                                         522                   500                1,487                1,681
     Professional fees                                          103                   102                  289                  292
     Data processing fees                                       144                   114                  234                  258
     Supplies                                                    35                    53                  250                  251
     Service charges from corresponding banks                   178                   125                  533                  390
     Other operating expenses                                   653                   566                1,774                1,736
                                               -------------------------------------------------------------------------------------
          Total other expenses                                4,034                 3,729               11,573               11,363
                                               ------------------------------------------------------------------------------------

Income Before Income Tax                                      1,950                 1,808                5,948                5,404
     Income tax expense                                         605                   567                1,809                1,694
                                               ------------------------------------------------------------------------------------
          Net Income                           $              1,345 $               1,241    $           4,139  $             3,710
                                               ====================================================================================
Dividends Per Share                            $               0.13 $                0.13    $            0.39   $             0.35
Basic Earnings Per Share                       $               0.47 $                0.43    $            1.44   $             1.29
Average Shares Outstanding                                2,883,162             2,881,265            2,883,107            2,887,315
Diluted Earnings Per Share                     $               0.46 $                0.43    $            1.43   $             1.28
Average Shares Outstanding                                2,898,338             2,892,627            2,896,590            2,898,272

                        FIRST DECATUR BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)

                                                  Three Months Ended                      Nine Months Ended
                                                  September 30, 1998                     September 30, 1998
                                                      (Unaudited)                            (Unaudited)
Net Income                                                           $1,345                                  $4,139
Other comprehensive income, net of tax
  Unrealized gains on securities:
    Unrealized holding gain arising during
    during the period                               $865                              $795
    Less:  Reclassification adjustment
    for gains included in net income               (  0)                             (  0)
                                                -----------                         ---------
Other comprehensive income                                              865                                     795
                                                                     --------                                --------
Comprehensive income                                                 $2,210                                  $4,934
                                                                     ========                                ========


                                                  Three Months Ended                      Nine Months Ended
                                                  September 30, 1997                     September 30, 1997
                                                      (Unaudited)                            (Unaudited)
Net Income                                                           $1,241                                  $3,710
Other comprehensive income, net of tax
  Unrealized gains on securities:
    Unrealized holding gain arising
      during the period                              $244                             $211
       Less:  Reclassification adjustment
       for gains included in net income             (  0)                            (  0)
                                                   --------                         --------
Other comprehensive income                                              244                                      211
                                                                     --------                                --------
Comprehensive income                                                 $1,485                                   $3,921
                                                                     ========                                ========

                        FIRST DECATUR BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                               Nine Months Ended
                                                                                        September 30,              September 30,
                                                                                           1998                      1997
                                                                                           (Unaudited)             (Unaudited)
Cash flows from operating activities:
     Net cash provided by operating activities                                    $             2,847             $          4,343

Cash flows from investing activities:
     Purchases of securities available for sale                                              (66,417)                     (19,696)
     Proceeds from maturities of securities available for sale                                 38,289                       19,090
     Proceeds from sales of securities available for sale                                         473                        5,994
     Purchases of securities held to maturity                                                 (1,548)                      (4,343)
     Proceeds from maturities of securities held to maturity                                    6,355                        6,443
     Net change in loans                                                                     (12,408)                      (7,596)
     Purchases of premises and equipment                                                        (315)                        (351)
                                                                                --------------------------------------------------
          Net cash used by investing activities                                              (35,571)                        (459)
                                                                                ---------------------------------------------------
Cash flows from financing activities:
     Net change in
        Noninterest-bearing, interest-bearing demand and savings deposits                     17,826                        (2,211)
        Certificates of deposit                                                               (2,864)                       (5,248)
        Federal funds purchased and securities sold under repurchase
               agreements                                                                      3,199                        (4,371)
        Federal Home Loan Bank loans                                                          14,963                           466
        U.S. Treasury demand notes                                                            (1,932)                          763
     Cash dividends                                                                           (1,125)                       (1,011)
     Net cash from (purchase) sale of treasury stock                                              87                          (175)
                                                                                ----------------------------------------------------
    Net cash provided (used) by financing activities                                           30,154                      (11,787)
                                                                                ----------------------------------------------------
Net (decrease) in cash and cash equivalents                                                   (2,570)                       (7,903)
Cash and cash equivalents, beginning of period                                                40,025                        48,588
                                                                                ---------------------------------------------------
Cash and cash equivalents, end of period                                           $          37,455              $         40,685
                                                                                ===================================================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                $             9,493              $         8,554
          Income taxes                                                            $             1,621              $         1,432

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

     Due to the extremely controversial nature of this project, SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If a company elects that option, pro forma disclosures of net income (and EPS, if presented) are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation. The disclosure requirements of Opinion No. 25 have been superseded by the disclosure requirements of this Statement. Once an entity adopts the fair value based method of accounting for these transactions, that election cannot be reversed.

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

     Bancshares elected to continue to measure compensation costs using Opinion No. 25. There were no pro forma disclosures required pursuant to SFAS No. 123 as no awards were granted in the first three quarters of 1998 or during 1997.

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


                                DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES
                                                       (in thousands)
                                          Three Months Ended                                      Nine Months Ended
                              --------------------------------------                 ----------------------------------------
                                                      Accumulated                                            Accumulated
                               Unrealized Gains   Other Comprehensive                 Unrealized Gains   Other Comprehensive
                                 on Securities          Income                          on Securities          Income
     September 30, 1998
Beginning balance               $            310       $           310                     $        380        $          380

Current period change                        865                   865                              795                   795
                                ----------------------------------------                   --------------------------------------
Ending balance                  $          1,175       $         1,175                      $     1,175        $        1,175
                                ========================================                   ======================================


     September 30, 1997
Beginning balance               $           100        $          100                       $       133       $           133

Current period change                       244                   244                               211                   211
                                ----------------------------------------                    -------------------------------------
Ending balance                  $           344        $          344                       $       344       $           344
                                ========================================                    =====================================

                                  Disclosure of Related Tax Effects Allocated to Each
                                        COMPONENT OF OTHER COMPREHENSIVE INCOME
                                                    (in thousands)
                                                        Before-Tax Amount         Tax (Expense) or          Net-of-Tax Amount
      Three Months Ended September 30, 1998                                         Benefit
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                          $           1,311        $         (446)         $          865
   Less:  reclassification adjustment for
       Gains realized in income                                        0                      0                      0
                                                       --------------------------------------------------------------------------
Other comprehensive income                             $           1,311        $         (446)         $          865
                                                       ==========================================================================
      NINE MONTHS ENDED SEPTEMBER 30, 1998
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                          $           1,205        $          (410)        $          795
   Less:  reclassification adjustment for
       Gains realized in income                                        0                      0                      0
                                                       --------------------------------------------------------------------------
Other comprehensive income                             $           1,205        $          (410)        $          795
                                                       ==========================================================================


                                  Disclosure of Related Tax Effects Allocated to Each
                                        COMPONENT OF OTHER COMPREHENSIVE INCOME
                                                    (in thousands)

                                                       Before-Tax Amount      Tax (Expense) or         Net-of-Tax Amount
      Three Months Ended September 30, 1997                                      Benefit
Unrealized gains on securities:
   Unrealized holding gains rising during          $                 370   $              (126)    $               244
       Period
   Less:  reclassification adjustment for
       Gains realized in income                                        0                      0                      0
                                                   --------------------------------------------------------------------------
Other comprehensive income                                           370                  (126)                    244
                                                   ==========================================================================

      NINE MONTHS ENDED SEPTEMBER 30, 1997
Unrealized gains on securities:
   Unrealized holding gains rising during          $                 320   $              (109)    $               211
       Period
   Less:  reclassification adjustment for
       Gains realized in income                                        0                      0                      0
                                                   ---------------------------------------------------------------------------
Other comprehensive income                         $                 320                  (109)                    211
                                                   ===========================================================================


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

     SFAS No. 131 is effective for both interim and annual periods beginning after December 15, 1997. Bancshares currently operates in two industry segments. The primary business involves a providing banking services to Central Illinois. The Decatur Bank and the Shelby Bank offer a full range of financial services to commercial, industrial and individual customers. These services include demand, savings, and time deposit accounts and programs including individual retirement accounts and interest and non-interest bearing checking accounts; commercial, consumer, agricultural, and real estate lending including installment loans and personal lines of credit; safe deposit and night depository services; farm management; full service trust departments; and discount brokerage services. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and check cashers; and concentration of payments delivered by the Automated Clearing House network, money management software such as QUICKEN and through networks such as Visa e-Pay and Mastercard RPS. The following is a summary of selected data for the various business segments:

                                      BANKING           REMITTANCE
                                     SERVICES            SERVICES           COMPANY{ (1)}      ELIMINATIONS            TOTAL
   SEPTEMBER 30, 1998
   TOTAL INTEREST INCOME         $   20,322          $      95           $       0           $    (95)           $   20,322
   TOTAL NON-INTEREST INCOME          3,297              4,051                 106               (529)                6,925
   TOTAL INTEREST EXPENSE             9,598                  0                   0                (95)                9,503
   TOTAL NON-INTEREST EXPENSE         8,388              3,638                  76               (529)               11,573
   INCOME BEFORE INCOME TAX           5,410                508                  30                   0                5,948
   INCOME TAX EXPENSE                 1,621                178                  10                   0                1,809
   TOTAL ASSETS                     425,369              5,586              56,233            (59,166)              428,022
   CAPITAL EXPENDITURES                 202                113                   0                   0                  315
   DEPRECIATION AND                     750                257                  18                   0                1,025
   AMORTIZATION

     SEPTEMBER 30, 1997
   Total interest income   $         19,484    $            50 $                 0   $            (50)     $         19,484
   Total non-interest income          2,942              3,565                 105               (406)                6,206
   Total interest expense             8,604                  0                   0                (50)                8,554
   Total non-interest expense         8,573              3,122                  74               (406)               11,363
   Income before income tax           4,880                493                  31                   0                5,404
   Income tax expense                 1,505                178                  11                   0                1,694
   Total assets                     383,587              5,319              51,262            (53,560)              386,608
   Capital expenditures                 173                178                   0                   0                  351
   Depreciation and                     806                315                  18                   0                1,139
   amortization

{(1)} Excludes dividend income received from subsidiaries.

Information related to services or transfers between business segments is not reflected because such items are immaterial.

      The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all periods beginning after June 15, 1999. Bancshares will adopt SFAS No. 133 during fiscal year 2000 and does not anticipate any impact to its financial statements.

COMMON SHARES

     During the third quarter of 1996, the Company's Board of Directors approved a stock repurchase program which authorizes the repurchase of common shares to be used for the issuance of shares under the Company's employee stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. At September 30, 1998, 19,385 shares had been repurchased.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion represents management's analysis of Bancshares' results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its consolidated financial condition at September 30, 1998 as compared to December 31, 1997. This discussion should be read in conjunction with Bancshares' unaudited condensed consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

SUMMARY OF OPERATIONS

     Net income in the third quarter of 1998 increased to $1,345,000, up 8% from $1,241,000 earned in the same quarter of 1997. Basic earnings per share for the quarterly period increased to 47 cents per share, up 9% from 43 cents per share earned in the third quarter of 1997. For the nine months ended September 30, 1998, net income was $4,139,000, up 12% compared to $3,710,000 for the first three quarters of 1997. Basic earnings per share for the nine-month period ended September 30, 1998 were $1.44, up 12% compared to $1.29 in the same period in 1997. Higher earnings in both periods were primarily due to an increase in other income and a decrease in provision for loan losses offset by an increase in other expenses and taxes.

NET INTEREST INCOME

     For the nine months ended September 30, 1998, net interest income decreased $111,000 or 1% compared to 1997. The reduction in net interest income was mainly due to a decrease in interest income on loans and an increase in interest expense on deposits and borrowings offset by increases in interest income on investments and Federal Funds sold.

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

     The provision for loan losses during the third quarter of 1998 was 61,000 compared to $137,000 in 1997. For the nine month period ended September 30, 1998, the provision for loan losses were $223,000 compared to $369,000 for the same period in 1997. The lower provisions for loan losses were primarily due to the decrease in net charge-offs in the installment loan area.

OTHER INCOME

     Other income for the three months ended September 30, 1998, increased $312,000 or 15% compared to the same period in 1997. On a year-to-date basis, other income increased $719,000 or 12% compared to the nine-month period in 1997. For the three month period, the increase is attributed to increases in remittance processing fees and other income. For the nine month period, the increase is attributed to increases in loan fee income, remittance processing fees, trust fee income, and other income.

     For the three and nine months ended September 30, 1998, remittance processing fees generated by FirsTech increased by $238,000 (23%) and $462,000 (15%), respectively, compared to the same periods in 1997. The increase in 1998 is the result of new clients and increased volume from existing clients.

     Loan fee income for the nine period ended September 30, 1998, increased $132,000 or 40% compared to the nine month period in 1997. This increase is mainly attributed to an increase in mortgage servicing rights fees associated with FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." As a result of lower interest rates during 1998, more loans were sold in the secondary market to the Federal National Mortgage Association.

     Trust fee income increased $116,000 (10%) for the nine month period ended September 30,1998 compared to the nine month period in 1997. This increase is attributed to an anticipated increase in farm income and market fees over prior year.

     Other Income increased $36,000 or 14% for the three months ended September 30, 1998, compared to the same period in 1997. For the nine months ended September 30, 1998 other income increased $59,000 (8%) compared to September 30, 1997. The increase in both periods is mainly attributed to increases in brokerage commissions and ATM fees for the third quarter compared to 1997.


OTHER EXPENSES

     Other expenses increased from $3,729,000 for the three months ended September 30, 1997, to $4,034,000 for the three months ended September 30, 1998. This represents a $305,000 (8%) increase. For the nine months ended September 30, 1998, other expenses increased $210,000 or 2% compared to the same period in 1997. This increase in both periods was attributed to increases in salaries and employee benefits and service charges from corresponding banks offset by a reduction in equipment expense.

     Salaries and employee benefits increased $166,000 (9%) for the three months ended September 30, 1998. For the first nine months of 1998 compared to the first nine months of 1997, salaries and employee benefits increased
$304,000 or 5%. This increase is mainly due to an increase in staff at FirsTech as a result of new clients and increased processing volume from existing clients.

     For the nine months ended September 30, 1998, equipment expenses decreased $194,000 or 12% compared to the same period in 1997. The decrease is mainly attributed to a decrease in depreciation on equipment as well as a decrease in FirsTech machine maintenance. During April 1997, FirsTech signed a two-year maintenance agreement that locked in prices at a rate lower than that paid for the first quarter of 1997.

     For the three months ended September 30, 1998, service charges increased $53,000 or 42% compared to the same period in 1997. Service charges increased $143,000 or 37% for the first nine months of 1998 compared to the first nine months of 1997. The increase in both periods is attributed to an increased volume of checks processed by FirsTech in the retail lockbox business.

INCOME TAXES

     Income tax expense increased $115,000 or 7% for the first nine months of 1998, compared to the first nine months of 1997. Higher income tax expense was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 30% and 31%, respectively, as of September 30, 1998 and 1997.

FINANCIAL CONDITION

     Bancshares' total assets increased $35,785,000 or 9% from December 31, 1997 to September 30, 1998. This increase was primarily due to an increase in securities and net loans.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents decreased $2,570,000 from December 31, 1997 to September 30, 1998. This change occurred due to a increase in cash and due from banks of $9,790,000 offset by a decrease in federal funds sold of $12,360,000. See the consolidated statement of cash flows for the nine months ended September 30, 1998, in the interim financial statements for the details representing the decrease in cash and cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth.

SECURITIES

     Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The carrying value of investment securities increased by $24,166,000 from December 31, 1997 to September 30,1998. During the first nine months of 1998, Bancshares purchased $67,965,000 ($66,417,000 classified as available-for-sale), sold $473,000 of securities classified as available-for-sale, and had $44,644,000 ($38,289,000 classified as available-for-sale) mature. The increase in investments was primarily due to an increase in total deposits and borrowings from the Federal Home Loan Bank ("FHLB").

LOANS

     Total loans increased by $12,185,000 from December 31, 1997 to September 30, 1998 due mainly to an increase in commercial and real estate loans offset by a decrease in consumer loans. Commercial loans increased by $16,284,000 due to increases in construction and land development and a long term commercial
real  estate  loan,  while  real estate increased  $1,117,000.   Consumer  loans
decreased by $4,917,000 as the result of reallocation of resources from consumer loans to commercial loans to meet loan demand.

DEPOSITS

      Total deposits increased $14,962,000 from December 31, 1997 to September 30, 1998. This increase is attributed to a $2,000,000 deposit by a local school district and an increase in the pinnacle money market accounts of $4,000,000. The remaining increase is related to increases in certificates of deposit and demand deposit accounts.

FHLB ADVANCES & U.S. TREASURY DEMAND NOTES

     FHLB advances and U.S. Treasury demand notes increased $14,963,000 from December 31, 1997 to September 30, 1998. This increase was offset by a decrease of $1,932,000 in U.S. Treasury demand notes. Two $5,000,000 long-term borrowings were made during the first quarter of 1998 and one $5,000,000 borrowing was made during the second quarter of 1998, all with the FHLB. Two borrowings were used to purchase higher yielding securities with the same maturities as the borrowings. The other borrowing is being used to fund loan growth with matching maturities.

STOCKHOLDERS' EQUITY

     Total stockholders' equity rose $3,935,000 or 8% from December 31, 1997 to September 30, 1998. The increase is mainly attributed to net income of $4,139,000 and an after-tax unrealized gain of $795,000 on securities less cash dividends of $1,125,000.

     The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At June 30, 1998, Bancshares' consolidated Tier 1 and total risk-based capital ratios were 23.46% and 24.71%, respectively. Bancshares' leverage ratio at June 30, 1998, was 12.9%.

YEAR 2000

The Year 2000 compliance issue exists because many computer systems and applications currently use two digit fields to designate a year. As the century date change occurs, date-sensitive systems may not operate properly unless the underlying programs are modified or replaced. Bancshares's lending and deposit activities depend significantly upon computer systems to process and record transactions, as well as, accrue interest. Bancshares is aware of the Year 2000 problem and has appointed a Year 2000 Project Committee to oversee the successful completion of the project. The Committee began identifying Year 2000 related problems in 1997.

Based on FFIEC and OCC bulletins, mission-critical systems and applications were identified and priorities were assigned to all software, hardware, and interfaces. Identified as mission-critical were: core banking software licensed from Information Technology, Inc, Northern Trust Co, and the interface with the Federal Reserve Bank of Chicago. Testing of these mission-critical systems has begun and will be substantially completed by December 31, 1998, with final testing to be completed no later than March 31, 1999. Initial testing results have been positive and testing will expand to include other important systems. A budget of $10,000 was established for 1998 Y2K-related expenses. As testing continues into 1999 and beyond, the Committee will periodically review the budget and forward their recommendations to the Board of Directors. The Board is monitoring the progress in addressing Year 2000 issues and the Committee provides information to the Board in the form of progress reports.

Through a risk assessment of large corporate depositors and borrowers by the Bancshares's Officer Calling Group, management does not expect any significant impact on it's net earnings or cash flow due to any anticipated Year 2000 related business failures. Although Bancshares believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we will not incur significant additional expenses in future periods.

Bancshares is developing a contingency plan which will incorporate aspects of it's Disaster Recovery Plan with Year 2000 related issues. This plan provides for dealing effectively with problems that might occur that are related to operations, and those which are beyond the scope of Bancshares's control, such as failure of the local power supply and telecommnication disruption. The plan will include methods to continue to service the customers despite the possible occurrence of Year 2000 problems. Bancshare will complete the final draft on this plan by March 31, 1999.


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

     Bancshares seeks to contain the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the then currently prevailing rate of interest, these securities may be prepaid in a shorter time period. Accordingly, the mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years, are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments on the underlying loans. NOW and savings accounts, by contract, may be withdrawn in their entirety upon demand. While these contracts are extremely short, it has been Bancshare's experience that these accounts turn over at the rate of five percent per year. If all of the NOW and savings accounts were treated as repricing in one year or less, the cumulative negative gap at one year or less would be $160.5 million or 42.27% of interest earning assets. Due to their very liquid nature, the entire balance of money market accounts is assumed to be repriced within one year.

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

     The following table summarizes, as of September 30, 1998, the anticipated maturities or repricing of Bancshare's interest sensitive assets and liabilities, Bancshare's interest sensitivity gap (interest-earning assets less interest-bearing liabilities), Bancshares cumulative interest rate sensitivity gap and Bancshare's cumulative interest sensitivity repricing gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any period means that more interest-bearing liabilities will reprice or maturing during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position.

TABLE 14   GAP TABLE

                                                                                                   After                   Fair
                                    Year 1       Year 2       Year 3       Year 4       Year 5      Year 5       Total       Value
Loans (1)
   Fixed rate                     $  21,442    $  14,755    $  23,205    $  24,660    $  33,246   $  24,619    $141,927    $149,023
   Average interest rate              8.65%        8.61%        8.70%        8.88%        8.46%       7.45%       8.43%
   Variable rate                     47,409        4,096        4,643        4,323        7,106       2,828      70,405      73,925
    Average interest rate             8.64%        7.56%        7.80%        7.71%        7.55%       6.95%       8.35%
Securities (2)
   Fixed rate                        30,291       19,638       27,864       11,761       14,704      55,086     159,344     159,948
   Average interest rate              5.74%        5.97%        5.91%        6.70%        6.03%       6.13%       6.14%
   Variable rate                                      48          500          225                    2,407       3,180       3,208
    Average interest rate                          5.36%        6.33%        5.09%                    6.88%       5.82%
Federal funds sold                    4,785                                                                       4,785       4,785
    Average interest rate             5.54%                                                                       5.54%
                                  -------------------------------------------------------------------------------------------------
     Total interest-earning         103,927       38,537       56,212       40,969       55,056      84,940     379,641     390,889
assets                            --------------------------------------------------------------------------------------------------

NOW and savings accounts              5,112        5,112        5,112        5,112        5,112      76,684     102,244     102,244
    Average interest rate             2.08%        2.08%        2.08%        2.08%        2.08%       2.08%       2.08%
Money market accounts                32,189                                                                      32,189      32,189
    Average interest rate             3.84%                                                                       3.84%
Time deposits
   Fixed rate                       116,054       22,742        2,832          624          824          25     143,101     146,435
    Average interest rate             5.42%        5.83%        5.77%        5.94%        6.27%       5.50%       5.49%
   Variable rate                      1,014          492                                                          1,506       1,541
    Average interest rate             4.77%        5.40%                                                          5.09%
Federal funds purchased and
securities sold under
repurchase agreements                11,647                                                                      11,647      11,647
    Average interest rate             5.07%                                                                       5.07%
FHLB advances                            56           56           60           65           69      17,611      17,917      17,938
    Average interest rate             5.49%        5.49%        5.49%        5.49%        5.49%       5.49%       5.49%
U.S. Treasury demand notes            1,219                                                                       1,219       1,219
    Average interest rate             5.67%                                                                       5.67%
                                  -------------------------------------------------------------------------------------------------
     Total interest-bearing
     liabilities                    167,291       28,402        8,004        5,801        6,005      94,320     309,823     313,213
                                  -------------------------------------------------------------------------------------------------
Interest-earning assets less
 interest-bearing liabilities
 ("Gap")                          $(63,364)   $   10,135    $  48,208    $  35,168   $   49,051    $(9,380)   $  69,818   $  77,676
                                  =================================================================================================
Cumulative gap                    $(63,364)   $  (53,229)   $  (5,021)   $  30,147   $   79,198    $69,818    $  69,818   $  77,676
                                  =================================================================================================
Cumulative Gap as a percentage
of total  interest earning assets  (16.69%)      (14.02%)      (1.32%)       7.94%       20.86%     18.39%       18.39%      19.87%
assets                            =================================================================================================

(1) Includes consumer loans net of unearned income, and excludes nonaccrual and impaired loans.
(2) Reflects fair value adjustments for securities available for sale.

     At September 30, 1998, the table above reflects that Bancshares has a negative liability gap due to the level of interest bearing demand deposits and savings that are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $633,364 in one year and $532,290 in two years assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

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

FIRST DECATUR BANCSHARES, INC.


November 13, 1998           By:  /s/ John W. Luttell

                                      John W. Luttrell
                                      President and Chief Executive Officer



November 13, 1998           By:  /s/ Craig A. Wells

                                      Craig A. Wells
                                      Principal Financial Officer