Form 10-K405
period 1998-12-31
FIRST DECATUR BANCSHARES INC
filed 1999-03-29
CIK 319033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1999 was $65,845,416. For purposes of this determination, directors and executive officers of the Registrant, along with the Registrant's Employee Stock Ownership Plan (approximately 15% of outstanding common shares) have been presumed to be affiliates. The market for Common Stock of the Registrant is very limited; market value is based upon $28.00 per share, the most recent sale price known to management.

2,761,142 shares of the Registrant's common stock, par value $.01 per share, were outstanding at February 28, 1999.

                                TABLE OF CONTENTS

PART I

                                                                        Page No.
   Item 1.   Business                                                      5

             Information  Regarding Bancshares                             5
                Description of Business                                    5
                Acquisitions and Mergers                                   5
                Local Market and Economy                                   6
                Banking Subsidiaries                                       6
                Lending Activities                                         6
                Deposits and Financial Service                             7
                Competition                                                8
                Fiscal and Monetary Policies                               8
                Employees                                                  8

             Information Regarding FirsTech                                9
                Description of Business                                    9
                Competition                                                9

             Supervision and Regulation                                   10
                General                                                   10
                Community Reinvestment Act                                10
                Deposit Insurance                                         11
                Capital Adequacy                                          11
                Dividends                                                 11
                Acquisition and Expansion                                 12

   Item 2.   Properties                                                   13

   Item 3.   Legal Proceedings                                            13

   Item 4.   Submission of Matters to a Vote of Security Holders          14

PART II

   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                          14

   Item 6.   Selected Financial Data                                      15

   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    16

                Results of Operations                                     16
                    Net Interest Income                                   16
                    Provision for Loan Losses                             19
                    Other Income                                          20
                    Other Expense                                         21
                    Income Taxes                                          22

                                      (2)

                                TABLE OF CONTENTS

                                                                        Page No.

                Financial Condition                                       22
                    Cash and Cash Equivalents                             22
                    Securities                                            22
                    Loans                                                 25
                    Nonperforming Assets                                  27
                    Allowance for Loan Losses and Impaired Loans          28
                    Premises and Equipment                                30
                    Other Assets                                          30
                    Deposits                                              30
                    Borrowings                                            31
                    Other Liabilities                                     32
                    Capital                                               32
                    Inflation and Changing Prices                         32
                    Liquidity                                             32
                    Market Risk and Interest Rate Sensitivity             33
                    Capital Resources                                     35
                    Year 2000                                             35
                    New Accounting Pronouncements                         36

   Item 8.   Financial Statements                                         38

                Independent Auditor's Report                              38
                Consolidated Balance Sheet                                39
                Consolidated Statement of Income                          40
                Consolidated Statement of Changes in Stockholders' Equity 41
                Consolidated Statement of Cash Flows                      42
                Notes to Consolidated Financial Statements                43

   Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                     60

PART III

   Item 10.  Directors and Executive Officers of the Registrant           60

   Item 11.  Executive Compensation                                       61

                Annual Compensation                                       61
                Retirement Income Plan                                    63
                Director Compensation                                     63
                Employment Contracts                                      64

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                                   65

   Item 13.  Certain Relationships and Related Transactions               67

                                      (3)

                                TABLE OF CONTENTS

PART IV
                                                                        Page No.
   Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                  68

   Signatures                                                             69
   Supplemental Information                                               69
   Exhibit Index                                                          70
             Exhibit 21.1 Registrant's Subsidiaries                       71

                                      (4)

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

     At December 31, 1998, Bancshares had consolidated total assets of approximately $441.7 million and stockholders' equity of $53.4 million. Bancshares had consolidated total revenue of $37.2 million and net income of $5.6 million for the year ended December 31, 1998. Refer to Note 22 - "Business Industry Segments" of the Notes to the Consolidated Financial Statements for financial information relating to Bancshare's industry segments.

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

                                      (5)

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

     Because a substantial number of employees work for companies that are under union labor contracts, labor discord and unrest have an impact on the local economy along with swings in the national economy which affect levels of employment. Also, with Caterpillar employment levels somewhat dependent on international sales and Bridgestone/Firestone and Wagner Castings Co. employment levels dependent on the production and sales to the U.S. automobile market, Bancshares management carefully monitors what is happening in those particular industries. The agri-businesses of Archer Daniels Midland Co. and A. E. Staley Mfg. Co. are not affected by adverse conditions in any one segment of the economy to the extent that the other manufacturing industries are affected.

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

                                      (6)

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

     Bancshares' commercial loans include secured and unsecured loans, including real estate loans, to individuals and companies for a myriad of business purposes and to governmental units within the market area of the Decatur Bank and the Shelby Bank. Bancshares does not have a concentration of commercial loans in any single industry or business. As of December 31, 1998, Bancshares had commercial loans of approximately $56.6 million (25.7% of the loan portfolio), which includes $11.5 million in agricultural credits, $7.6 million in construction loans and $1.5 million in loans to tax exempt entities.

     Bancshares' consumer loans include secured and unsecured loans for personal, family or household purposes, such as automobile installment loans and personal lines of credit. The consumer lending officers also handle some business loans for fleet vehicles and small equipment purchases as well as floor plan loans for both new and used automobile dealers. In addition, home equity loans and some home improvement loans are also granted. As of December 31, 1998, Bancshares had consumer installment loans of approximately $55.7 million, which represents approximately 25.3% of the loan portfolio.

     Bancshares' real estate lending activities consist of residential mortgage lending. In addition, the Decatur Bank offers 15 to 30 year mortgages that it sells in the secondary market to the Federal National Mortgage Association ("FNMA"). The Decatur Bank retains servicing rights on loans sold to FNMA. As of December 31, 1998, Bancshares had loans totaling approximately $107.6 million for real estate purposes, which represents 49.0% of the total loan portfolio. In addition, the Decatur Bank sold $25.4 million of residential mortgages in the secondary market during 1998. Mortgage loans serviced for FNMA totaled $69.4 million as of December 31, 1998.

Deposits and Financial Service

     The principal deposit services offered by Bancshares are demand, savings and time deposit accounts and programs, which include interest and non-interest bearing demand deposits and individual retirement accounts. During 1998, total average deposits of Bancshares were approximately $333.3 million, consisting of average demand deposits of $135 million, average savings deposits of $53.3 million, and average time deposits of $145 million.

     To attract and retain stable depositors, Bancshares markets various programs such as Classic Ones and Senior Savers, which assist senior citizens in their banking needs, and FirstCheque, a "debit card" or "check card". In addition, Bancshares has offered brokerage services since 1985.

                                      (7)

     Bancshares' trust departments are among the largest in the Central Illinois market with approximately 874 trust accounts under management as of December 31, 1998. The trust department provides a full complement of asset management services for individuals and companies. The trust departments had assets under management of approximately $384 million at December 31, 1998.

     Bancshares also provides farm management, farm consultation, farm appraisal and farm real estate brokerage services through its farm management departments. At December 31, 1998, the farm management departments served 198 farms as well as managed or directed approximately 41,000 acres of farmland in Macon County, Illinois, Shelby County, Illinois and surrounding counties.

Competition

     The activities in which Bancshares engages are highly competitive. Bancshares primarily serves a market area consisting of Macon County, Illinois, Shelby County, Illinois, and surrounding communities. Within this market area, each activity engaged in by Bancshares involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. Bancshares estimates its share of the savings deposit base to be approximately 16% in Macon County and 20% in Shelby County and estimates its share of the loan market to be approximately 25% in Macon County and 14% in Shelby County. Bancshares encounters active competition to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, in providing full brokerage, trust, investment, and farm management services and other aspects of banking.

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

Employees

     As of December 31, 1998, Bancshares had a total of 273 employees, consisting of 233 full-time employees and 40 part-time employees. None of the employees are represented by a union or similar group.

                                      (8)

INFORMATION REGARDING FIRSTECH

Description of Business

     In 1988 Bancshares organized FirsTech, a retail payment processing company. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and check cashers; and concentration of payments delivered by the Automated Clearing House ("ACH") network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. For the years ended December 31, 1998, 1997and 1996, FirsTech accounted for $5,880,000 (16%), $4,838,000 (14%), and $6,230,000 (17%),
respectively, of the consolidated total revenues of Bancshares (prior to the elimination on a consolidated basis of inter-company transactions) and accounted for $562,000 (7%), $636,000 (9%), and $774,000 (11%), respectively, of the consolidated income before income tax of Bancshares.

     FirsTech provides retail lockbox processing for organizations through the firm's Decatur, Illinois and Hammond, Indiana processing centers. For 1998, remittance processing for these companies accounted for approximately 57% of the total revenue of FirsTech.

     FirsTech processes payments delivered by customers to pay agents in the firm's Decatur center. Many businesses and merchants such as grocery stores and convenience stores located throughout Illinois, Indiana, Ohio, Michigan, Missouri, Maine, Florida and the province of Alberta serve as agents of utilities in collecting customer payments. In 1998, the remittance collection business for these companies accounted for approximately 33% of the total revenue of FirsTech.

     FirsTech's contracts to process payments for Ameritech, Inc. expired in 1996 and were not renewed. The loss of Ameritech, Inc. was the main contributor to the decrease in FirsTech's total revenue and net income from 1996 to 1997. There was no Ameritech revenue during 1998. FirsTech provided both remittance processing and remittance collection services for Ameritech, Inc. For the years ended December 31, 1997 and 1996 these services represented approximately 1% and 26%, respectively, of FirsTech's total revenue and approximately 0% and 5%, respectively, of total consolidated revenue of Bancshares.

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

                                      (9)

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

Community Reinvestment Act

     In 1977 Congress enacted the Community Reinvestment Act (the "CRA") to encourage banks and thrifts to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound lending practices. On April 19, 1995, Federal banking agencies adopted a new rule amending the CRA. The new CRA rule was phased in over a period of time and became fully effective July 1, 1997. All institutions are evaluated under CRA

                                      (10)
performance tests which include the following: (I) the lending test, which evaluates an institution's record of helping to meet its assessment area's credit needs through its lending activities by evaluating home mortgage, small business and community development lending; (ii) an investment test, which evaluates a financial institution's record of meeting assessment area credit needs through qualified investments within its assessment area; and (iii) a service test, by which the FDIC analyzes the availability and effectiveness of a financial institution's system for delivering retail banking services and the extent and innovativeness of its community development services.

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

Deposit Insurance

     The Decatur Bank's and the Shelby Bank's deposits are insured by the FDIC under the BIF. The FDIC also maintains the Savings Association Insurance Fund (the "SAIF), which primarily insures savings association deposits. Applicable law requires that the SAIF and BIF funds each achieve and maintain a ratio of insurance reserves to total deposits equal to 1.25%. The BIF reached this 1.25% reserve level during 1995, and the FDIC announced a reduction in BIF premiums for most banks. Based on this reduction, the Decatur Bank and the Shelby Bank paid $0.122 per $1,000 of deposits during 1998.

Capital Adequacy

     Refer to Note 17 - "Regulatory Capital" of the Notes to the Consolidated Financial Statements for a discussion of Capital Adequacy as well as a summary of ratios at December 31, 1998 and 1997.

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

     The Decatur Bank may not pay a dividend in any calendar year in excess of its net profits for the current year plus its adjusted retained profits for the two prior years, unless it obtains OCC approval. Net profits from which dividends may be paid must be adjusted for losses and the amount of statutory bad debts in excess of the balance of the Bank's allowance for possible credit losses. As of January 1, 1999, Decatur Bank had approximately $3.1 million legally available to pay dividends without prior approval of the OCC, provided Decatur Bank maintains adequate capital.

                                      (11)

     Under the Illinois Banking Act, Shelby Bank may not declare dividends except out of net profits and unless Shelby Bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts. As of January 1, 1999, Shelby Bank had approximately $10.3 million available to pay dividends.

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

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Since September 29, 1995, the Branching Act has permitted bank holding companies that are adequately capitalized and adequately managed to acquire banks located in any other state, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% or more of the deposits in the state in which the bank to be acquired is located. As of June 1, 1997, the Branching Act also allows interstate branching and merging of existing banks. States that enacted legislation before June 1, 1997 could elect to prohibit interstate branching and merger transactions. This applies equally to all out-of-state banks and expressly prohibits mergers involving out-of-state banks. This state "opt out"

                                      (12)
provision does not apply to bank holding company acquisitions. The State of Illinois has enacted legislation opting in the Branching Act effective June 1, 1997.

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

                                      (13)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Shares of Bancshares Common Stock are not traded on any national or regional securities exchange; however, Bancshares Common Stock is listed in the "pink sheets" maintained by the National Quotation Bureau. Trades have been small and infrequent through this listing. Other than trades in which Bancshares was involved, management of Bancshares has no knowledge of the sales prices of trades in Bancshares Common Stock. Based on transactions Bancshares has been involved in, the price for Bancshares Common Stock has been between $21.00 and $22.00 per share for the last two years. The source of this information is from privately negotiated transactions (not involving any broker or dealer) of which Bancshares has been a party. However, as part of the annual evaluation of the Employee Stock Option Plan, the market price of the Bancshares Common Stock was determined to be $28.00 per share as of December 31, 1998.

     Following is a listing of sales of unregistered securities for the last 3 years:

          Date               Amount       # of Shares    Share Price      Purchaser                     Relationship
        --------           ---------      ------------   -------------------------------              ----------------------------
        3/15/96              114,744         5,464            21.00  First Decatur & Co.              ESOP Purchase
        4/30/96               10,500           500            21.00  Shirley Hamilton                 None
        4/30/96               10,500           500            21.00  Lawrence Hamilton                None
        5/03/96               31,500          1500            21.00  Tom Sloan                        Bancshares Director
        5/03/96               21,000          1000            21.00  Fred L. Kenney                   Bancshares Director
       12/04/96              105,000          5000            21.00  Tom Sloan                        Bancshares Director
        2/20/97                6,300           300            21.00  Patricia Brahier                 Bancshares Director's Wife
        3/10/97              110,607         5,267            21.00  First Decatur & Co.              ESOP Purchase
        3/12/97               21,000         1,000            21.00  Phil Wise                        Executive Officer
        3/13/97               21,000         1,000            21.00  Thomas Cooley                    None
        3/24/97               21,000         1,000            21.00  Christopher Behnke               None
        3/27/97                4,200           200            21.00  James Chiligiris                 None
         4/2/97                4,200           200            21.00  First Decatur & Co.              Trust
         4/3/97               21,000         1,000            21.00  James Gahwiler                   None
        4/14/97               21,000         1,000            21.00  Cynmak                           None
        4/18/97               21,000         1,000            21.00  Ronald Ruecker                   None
        4/24/97               21,000         1,000            21.00  Steve Lewis                      None
         5/6/97               63,000         3,000            21.00  Tom Sloan                        Bancshares Director
         6/5/97                2,100           100            21.00  Patricia Brahier                 Bancshares Director's Wife
        8/25/97               42,000         2,000            21.00  First Trust Bank of Shelbyville  Profit Sharing Plan
         3/6/98              178,640         8,120            22.00  First Decatur & Co.              ESOP Purchase

          Total             $851,291        40,151
                 ==================== =============

     As of December 31, 1998, Bancshares had approximately 380 stockholders of record. Bancshares declared and paid quarterly cash dividends at an annual dividend rate of $0.52 per share in 1998 and $0.48 per share in 1997. See "Supervision and Regulation" and Note 16 - "Dividends and Capital Restrictions" of the Notes to the Consolidated Financial Statements for a discussion of certain dividend constraints.

                                      (14)

ITEM 6.  SELECTED FINANCIAL DATA


 Year Ended December 31
 (dollars in thousands, except share data)           1998          1997           1996          1995          1994
                                                  ---------------------------------------------------------------------
 Year-End Balance Sheet Data
   Total assets                                 $     441,692 $     392,237 $      394,123 $     382,949 $     376,081
   Earning assets                                     394,897       355,557        346,808       327,929       331,357
   Net loans                                          214,812       196,522        196,514       185,774       191,312
   Deposits                                           355,768       321,128        320,162       322,710       320,561
   Other borrowings                                    10,278        11,599         19,302         9,806        10,636
   FHLB Borrowings                                     17,904         2,954          2,500
   Total stockholders' equity                          53,368        52,299         48,494        45,880        41,369

 Average Balance Sheet Data
   Total assets                                       422,387       384,882        380,844       378,131       368,218
   Earning assets                                     374,246       341,972        336,873       331,148       320,133
   Net loans                                          203,229       204,059        192,783       189,259       190,786
   Deposits                                           333,329       312,699        313,175       319,184       311,852
   Other borrowings                                    15,230        14,336         14,461        10,662        12,735
   FHLB Borrowings                                     14,325         2,962          1,526
   Total stockholders' equity                          54,514        50,277         46,695        43,978        40,285

 Earnings and Dividends
   Net interest income                                 14,707        14,605         13,859        13,328        13,794
   Provision for loan losses                              274           432            310           275           300
   Other income                                         9,619         8,361          9,671        12,496        11,378
   Other expenses                                      16,044        15,123         16,447        19,236        18,312
   Net earnings                                         5,611         5,093          4,520         4,293         4,432
   Cash dividends declared and paid                     1,500         1,385          1,277         1,157         1,114

 Per Share Data
   Basic earnings                                        1.95          1.77           1.56          1.48          1.53
   Cash dividends declared and paid                       .52           .48            .44           .40           .38
   Book value (at year-end)                             19.27         18.17          16.80         15.82         14.26
   Weighted average number of shares outstanding    2,882,370     2,885,090      2,900,533     2,901,477     2,904,495
   Number of shares outstanding at year-end         2,768,942     2,878,487      2,887,036     2,900,577     2,900,958

 Key Financial Ratios
   Return on average total assets                       1.33%         1.32%          1.19%         1.14%         1.20%
   Return on average total stockholders' equity        10.29%        10.13%          9.68%         9.76%        11.00%
   Net interest yield on average earning assets (1)     4.09%         4.40%          4.23%         4.14%         4.44%
   Average equity to average assets                    12.91%        13.06%         12.26%        11.63%        10.94%
   Dividend payout ratio                               26.67%        27.12%         28.21%        27.03%        24.84%

         (1) On a fully taxable equivalent basis

                                      (15)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Bancshares and its subsidiaries as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

RESULTS OF OPERATIONS

     Bancshares recorded net income of $5,611,000 for 1998, an increase of 10.2% over 1997. On a per share basis, net income was $1.95 in 1998, up 10.2% from $1.77 in 1997. The banking subsidiaries recorded net income of $5,241,000 during 1998, an increase of $583,000 or 12.51% compared 1997. This increase is mainly attributed to an increase in net interest income, fiduciary activities, and gains on loan sales. FirsTech recorded net income of $367,000 during 1998, a decrease of $42,000 or 10.22% compared to 1997. FirsTech revenue increased $984,000 (20.62%) during 1998. This increase is attributed to the addition of new clients during the year as well as increased activity on existing clients. However, expenses increased $1,115,000 (26.53%). The increase in expenses is primarily salaries and employee benefits and correspondent bank charges as the result of increased activity.

     From 1996 to 1997 Bancshares' net income increased 573,000 or 12.7% to $5,093,000 and net income per share increased $0.21 or 13.5% to $1.77. The banking subsidiaries recorded net income of $4,659,000 during 1997, an increase of $445,000 or 10.57% compared to 1996. This increase is attributed to an increase in net interest income, fiduciary activities, and gains on loan sales. FirsTech recorded net income of $409,000, a decrease of $65,000 or 13.64% compared to 1996. This decrease is mainly attributed to the expiration of the Ameritech, Inc. contracts. FirsTech's contracts to process payments for
Ameritech, Inc. expired in 1996 and were not renewed. FirsTech provided both remittance processing and remittance collection services for Ameritech, Inc. During 1996, these services represented 26% of FirsTech's total revenue. However, during 1997, Ameritech, Inc. represented only 1% of FirsTech's total revenue.

     See further discussion in "--Net Interest Income", "--Other Income", and "--Other Expenses" below.

Net Interest Income

     The largest source of operating revenue for Bancshares is net interest income from the banks. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support

                                      (16)
earning assets varies with the volume and mix of interest bearing liabilities and the rates paid to attract and retain such funds.

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

     Bancshares average balances, interest income and expense and rates earned or paid for major balances are set forth in the following table (in thousands):

TABLE 1 Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Net Yields

                                                  1998                          1997                          1996
                                      ------------------------------------------------------------------------------------------
                                       Avg Bal      Int      Rate    Avg Bal      Int      Rate     Avg Bal     Int      Rate
                                      ------------------------------------------------------------------------------------------
Assets
  Loans  (1) (2) (3)                   $ 203,229  $ 17,625    8.67%  $ 204,058  $ 17,925    8.78%  $ 192,783  $ 16,833    8.73%
  Taxable securities                     129,551     7,917    6.11%    110,400     7,018    6.36%    121,997     7,609    6.24%
  Tax exempt securities (3)               22,127     1,603    7.24%     15,589     1,186    7.61%     12,753       977    7.66%
  Federal funds sold                      17,901       955    5.33%     10,681       588    5.51%      8,032       421    5.24%
  Other invested funds                     1,438       108    7.51%      1,244        62    4.98%      1,308        29    2.22%
                                      ------------------------------------------------------------------------------------------
    Total earning assets and
     interest income                     374,246    28,208    7.54%    341,972    26,779    7.83%    336,873    25,869    7.68%
                                      ------------------------------------------------------------------------------------------
  Cash and due from banks                 31,344                        25,993                        25,460
  Premises and equipment                   8,874                         9,603                        11,633
  Other assets                             7,923                         7,314                         6,878
                                      ------------------------------------------------------------------------------------------
     Total noninterest earning assets     48,141                        42,910                        43,971
                                      ==========================================================================================
       Total assets                    $ 422,387                     $ 384,882                     $ 380,844
                                      ==========================================================================================
Liabilities and Stockholders' Equity
  Interest bearing demand deposits      $ 76,919   $ 2,147    2.79%    $66,757   $ 1,680    2.52%   $ 63,404   $ 1,509    2.38%
  Savings                                 53,335     1,631    3.06%     45,436     1,337    2.94%     46,181     1,357    2.94%
  Time deposits                          145,020     7,895    5.44%    151,064     8,100    5.36%    155,085     8,299    5.35%
  Federal funds purchased and
   securities sold under repurchase
   agreements                             13,439       326    2.43%     12,543       304    2.42%     12,755       293    2.30%
  U.S. Treasury demand notes               1,791        95    5.30%      1,793        94    5.24%      1,706        84    4.92%
  FHLB borrowings                         14,325       806    5.63%      2,962       201    6.79%      1,526        77    5.05%
                                      ------------------------------------------------------------------------------------------
    Total interest-bearing liabilities
     and interest expense                304,829    12,900    4.23%    280,555    11,716    4.18%    280,657    11,619    4.14%
                                      ------------------------------------------------------------------------------------------
  Noninterest bearing deposits            58,055                        49,442                        48,505
  Other liabilities                        4,989                         4,608                         4,987
                                      ------------------------------------------------------------           -------------------
                                                                                                  -----------
      Total liabilities                  367,873                       334,605                       334,149
  Stockholders' equity                    54,514                        50,277                        46,695
                                      ==========================================================================================
     Total liabilities and
      stockholders'equity              $ 422,387                     $ 384,882                     $ 380,844
                                      ==========================================================================================
Interest spread (average rate
 earned minus average rate paid)                              3.31%                         3.65%                         3.54%
Net interest income (TE)                          $ 15,308                      $ 15,063                      $ 14,250
Net yield on interest earning assets (TE)                     4.09%                         4.40%                         4.23%

(1) Loans are net of the allowance for loan losses. Nonaccrual loans are included in totals.
(2) Loan fees of approximately  $199,000,  $285,000,  and $283,000 in 1998, 1997
    and 1996,  respectively,  included  in loan  interest.
(3) Full tax equivalent yields on tax-exempt loans and securities have been calculated using a 34% tax rate.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the past two years (in thousands). The rate/volume variance has been allocated in the table to

                                      (17)
the volume and rate variances according to the ratio of the absolute value of each of the totals. There are no out-of-period items or adjustments that should have been excluded.

TABLE 2  Analysis of Changes in Interest Income and Interest Expense

                                                      1998 Compared to 1997                    1997 Compared to 1996
                                                 Total        Due to        Due to         Total        Due to       Due to
                                                Change        Volume         Rate         Change        Volume        Rate
                                            -----------------------------------------------------------------------------------
Interest Income
   Loans (1)                                    $   (300)     $    (73)     $   (227)     $   1,092     $    990      $    102
   Taxable securities                                 899         1,179         (280)         (591)        (735)           144
   Tax exempt securities (1)                          417           476          (59)           209          216           (7)
   Federal funds sold                                 367           386          (19)           167          145            22
   Other interest income                               46            11            35            33          (1)            34
                                            -----------------------------------------------------------------------------------
     Total interest income                      $   1,429     $   2,460    $  (1,031)      $    910     $    395      $    515
                                            -----------------------------------------------------------------------------------

 Interest Expense
   Interest bearing demand deposits              $    467      $    272      $    195      $    171     $     82      $     89
   Savings                                            294           240            54          (20)         (22)             2
   Time deposits                                    (205)         (328)           123         (199)        (216)            17
   Federal funds purchased and securities                                           0
     sold under repurchase agreements                  22            22                          11          (5)            16
   U.S. Treasury demand notes                           1             0             1            10            4             6
   FHLB borrowings                                    605           507            98           124           38            86
                                            -----------------------------------------------------------------------------------
     Total interest expense                     $   1,184     $   1,025      $    159      $     97    $     (4)      $    101
                                            ===================================================================================
 Net interest income (TE)                        $    245     $   1,434    $  (1,189)      $    813     $    399      $    414
                                            ===================================================================================

(1) Full tax equivalent yields on tax exempt loans and securities have been calculated using a 34% tax rate.

     On a tax equivalent basis, net interest income increased $245,000 or 2% in 1998, compared to an increase of $813,000 or 6% in 1997. As set forth in Table 2, the increase in net interest income in 1998 was mainly due to an increase in volumes on securities, Federal Funds sold and a reduction in volumes on time deposits offset by a reduction in rates on loans and securities as well as an increase in volumes on interest bearing deposits, savings deposits and FHLB borrowings. The improvement in net interest income in 1997 was mainly due to increases in the volume of loans, tax exempt securities and Federal funds sold, an increase in interest rates associated with taxable securities and a decrease in the volume of time deposits, offset by an increase in the volume and rates of interest bearing deposits and FHLB borrowings.

     Interest income on loans decreased $300,000 from 1997 to 1998 primarily due to a decrease in rates of $227,000. The average rate paid on loans decreased from 8.78% in 1997 to 8.67% in 1998. The reduction in rates is primarily the result of the Federal Reserve Bank's decision to lower rates during the second half of 1998. Loan interest income increased $1,092,000 from 1996 to 1997 due to an increase in volume. The increase in volume is the result of an increase in total average loans of $11,275,000 from 1996 to 1997. The majority of this increase is attributed to an increase in commercial and real estate loans offset by a decrease in loans to individuals.

     Interest income on securities increased $1,316,000 from 1997 to 1998 due to an increase in the volume of both taxable and tax exempt securities offset by a reduction in the rate of taxable securities. The average balance on taxable and tax exempt securities increased $19,151,000 and $6,538,000, respectively, during 1998. This increase in average balances was offset by reduction in the rates paid on new purchases. Lower rates were obtained during the second half of 1998 as the result of the Federal Reserve Bank's decision to lower rates. Interest income on securities decreased $382,000 from 1996 to 1997 due to a decrease in taxable security volume offset by an increase in taxable

                                      (18)
security rates and tax-exempt security volume. The average balance for taxable securities declined $11,597,000 during 1997 and the average balance for tax-exempt securities increased $2,836,000. For both years, there was a shift from U.S. Treasury securities to federal agency securities and state and municipal securities. This change primarily occurred because federal agency and state and municipal securities were offered at higher interest rates and provided better tax-effected yields.

     Interest income on Federal funds sold increased $367,000 from 1997 to 1998 due to an increase in volume. The average Federal funds sold increased
$7,220,000 during 1998 as a result of the increase in deposits and FHLB borrowings. Interest income on Federal funds sold increased $167,000 from 1996 to 1997 due to an increase in volume. The average Federal funds sold increased $2,649,000 during 1997 as a result of the decline in the average balance of securities offset by an increase in the average balance of loans.

     Interest expense on interest-bearing demand deposits increased $467,000, interest expense on savings deposits increased $294,000 and interest expense on time deposits decreased $205,000 from 1997 to 1998. The increase in interest-bearing demand and savings deposits is primarily due to increases in volumes. Interest-bearing demand deposits showed increased volumes in two products added by the Decatur Bank in 1997 and savings deposits showed an increase in the usage of business sweep accounts. The average balances of interest-bearing demand and savings deposits increased $10,162,000 and $7,899,000, respectively, in 1998. The decrease in time deposits is primarily the result of not maintaining certificates of deposit with the State of Illinois. Interest expense on interest-bearing demand deposits increased $171,000 and interest expense on time deposits decreased $199,000 from 1996 to 1997. Both the increase in expense for interest-bearing demand deposits and the decrease in expense for time deposits can be attributed to the Decatur Bank adding two new interest-bearing products in 1997. These new accounts provided increased interest rates for larger balances. As a result, balances were moved from time deposit accounts to interest bearing demand deposit accounts.

     Interest expense on FHLB advances increased $605,000 from 1997 to 1998 as the result of volumes. Bancshares obtained two $5,000,000 long-term advances during the first quarter of 1998 and one $5,000,000 advance during the second quarter of 1998. Two of these advances were used to purchase higher yielding securities with the same maturities as the advances. The other advance is being used to fund loan growth with matching maturities. These advances have rates ranging from 5.05% to 5.34% and are due at various dates through June, 2008. Interest expense on FHLB advances increased $124,000 from 1996 to 1997 as the result of both volume and rates. During January 1997, Bancshares borrowed $3,000,000 at 6.84% for 10 years. This loan was matched against a commercial loan with the same maturity.

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

     The provision for loan losses in 1998 was $274,000 compared to $432,000 in 1997 and $310,000 in 1996. The provision for loan losses has remained relatively constant, as net charge-offs

                                      (19)
and nonperforming loans have also remained constant. For information on loss experience and nonperforming loans see the "Nonperforming Assets" and "Allowance for Loan Losses and Impaired Loans" sections below.

Other Income

     An important source of Bancshares's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

TABLE 3  Other Income

                                                                                            Change from prior year
                                                                                -----------------------------------------------
                                                                                         1998                    1997
                                                                                ----------------------- -----------------------
                                              1998        1997        1996         Amount       %age       Amount       %age
                                           ----------- ----------- ------------ ------------- --------- ------------- ---------
Remittance processing income                 $  5,165    $  4,241     $  5,748      $    924       22%    $  (1,507)     (26%)
Fiduciary activities                            1,724       1,623        1,535           101        6%            88        6%
Service charges on deposit accounts             1,002       1,064        1,128          (62)      (6%)          (64)      (6%)
Loan service fees                                  68         154          171          (86)     (56%)          (17)     (10%)
Net gains on loan sales                           507         283          224           224       79%            59       26%
Other income                                    1,087         985          873           102       10%           112       13%
Securities gains (losses)                          66          11          (8)            55      500%            19      238%
                                           ----------- ----------- ------------ ------------- --------- ------------- ---------
    Total other income                       $  9,619    $  8,361     $  9,671     $   1,258       15%    $  (1,310)     (14%)
                                           =========== =========== ============ ============= ========= ============= =========

     Remittance processing and collecting income generated by FirsTech increased by $924,000 or 22% during 1998 as compared to a decrease of $1,507,000 or 26% during 1997. The increase in 1998 is due to an increase in retail lockbox customers and an increase in volumes of existing customers. The decrease in 1997 is primarily the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed.

     Loan service fees generated by the banks decreased $86,000 (56%) in 1998. This decrease is mainly attributed to a reduction in interest rates bringing on an increase in the number of refinancings. As a result, fees were taken into net gains on loan sales.

     Net gains on loan sales increased $224,000 or 79% in 1998, compared to an increase of $59,000 or 26% in 1997. The Decatur Bank sells residential mortgage loans in the secondary market to FNMA. All loans are sold without recourse and with normal servicing fees being retained. The fluctuation in income is based on the fluctuation in the volume of loans sold to FNMA. Loans sold to FNMA represented $25,374,000, $13,066,000, and $10,357,000 in 1998, 1997, and 1996,
respectively. Refer to the "Financial Condition -- Loans" section below for further explanation. Net gains on loan sales also increased because of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights. Income increased due to the net capitalization of mortgage servicing rights of $148,000 and $109,000 for 1998 and 1997, respectively. For a complete explanation of SFAS No. 122 refer to Note 7 - "Loan Servicing" of the Notes to Consolidated Financial Statements.

     Other income increased $102,000 or 10% in 1998 as compared to an increase of $112,000 or 13% in 1997. The increase in both years is mainly attributed to an increase in brokerage commissions within the investment departments of Decatur Bank and Shelby Bank and an increase in Automated Teller Machine ("ATM") fees generated by the banks. ATM fee increases were attributed to additional usage and higher fees.

                                      (20)

Other Expense

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with the day-to-day operations of Bancshares. The following table sets forth the major components of other expense for the last three years (in thousands):

TABLE 4  Other Expenses

                                                                                          Change from prior year
                                                                                --------------------------------------------
                                                                                        1998                   1997
                                                                                ---------------------- ---------------------
                                              1998        1997        1996           Amount      %age       Amount     %age
                                           ----------- ----------- ------------ ------------- -------- ------------- -------
Salaries and employee benefits                $ 8,466     $ 7,864      $ 8,164       $   602       8%       $ (300)    (4%)
Net occupancy expenses                          1,118       1,137        1,142          (18)     (2%)           (6)    (1%)
Equipment expenses                              2,050       2,179        2,483         (129)     (6%)         (304)   (12%)
Data processing fees                              241         326          370          (85)    (26%)          (44)   (12%)
Service charges from corresponding banks          755         498          756           257      52%         (258)   (34%)
Deposit and other insurance expense               221         247          223          (26)    (11%)            24     11%
Supplies                                          478         409          467            69      17%          (58)   (12%)
Professional fees                                 410         366          709            44      12%         (343)   (48%)
Postage                                           362         372          362          (10)     (3%)            10      3%
Other expenses                                  1,943       1,725        1,771           218      13%          (46)    (3%)
                                           ----------- ----------- ------------ ------------- -------- ------------- -------
    Total other expenses                      $16,044     $15,123      $16,447       $   922     (6%)     $ (1,324)    (8%)
                                           =========== =========== ============ ============= ======== ============= =======

     Salaries and employee benefits increased $602,000 (8%) in 1998 and decreased $300,000 (4%) in 1997. The increase in 1998 is primarily due to the addition of new FirsTech clients as well as increased volumes with current clients. The decrease in 1997 is the result of the loss of the Ameritech contracts. FirsTech's contracts to process payments for Ameritech expired in 1996 and were not renewed.

     Equipment expenses decreased $129,000 or 6% in 1998 and $304,000 or 12% in 1997. The decrease in 1998 is due to a reduction in the depreciation expense of equipment of $108,000 by the banking subsidiaries and $52,000 by FirsTech offset by an increase of $40,000 in computer maintenance by FirsTech. The decrease in 1997 is due to a reduction in the depreciation expense of equipment of $320,000 by FirsTech offset by an increase in the depreciation expense of equipment of $61,000 by the banking subsidiaries.

     Service charges increased $257,000 or 52% in 1998 compared to a decrease of $258,000 or 34% in 1997. The increase in 1998 is due to the addition of new FirsTech clients as well as increased volumes with current clients. The decrease in 1997 is attributed to a reduction in the number of items processed by FirsTech as the result of the loss of the Ameritech contracts.

     Supplies increased $69,000 (17%) in 1998 and decreased $58,000 (12%) in 1997. The increase in 1998 is for stationary and personal computer supplies due to the addition of new FirsTech clients. The decrease in 1997 is attributed to the acquisition of a new in-house computer system for the Decatur Bank and new image equipment and software to FirsTech and increased efficiencies in technology.

                                      (21)

     Professional fees decreased $343,000 or 48% in 1997. The decrease in 1997 is mainly attributed to the acquisition of First Shelby during 1996. The costs of the acquisition were recorded at the Holding Company level.

     Other expenses increased $218,000 or 13% in 1998. This increase is primarily due to increases in telephone expenses of $13,000 by the banking subsidiaries and $60,000 by FirsTech, advertising expenses of $64,000 by FirsTech, and increases in contributions of $42,000 by the banking subsidiaries.

Income Taxes

     Income tax expense increased $78,000 in 1998 and increased $64,000 in 1997. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 29.9% in 1998, 31.3% in 1997 and 33.3% in 1996. Higher income tax expense in 1998 and 1997 was principally due to the increase in pre-tax earnings.


FINANCIAL CONDITION

     Bancshares assets increased $49,455,000 from December 31, 1997 to December 31, 1998. Growth occurred primarily at the bank level with increases in investment securities ($24,897,000), loans ($18,290,000), cash and cash equivalents ($3,344,000), and other assets ($3,113,000). The increase in total assets was offset by an increase in deposits ($34,640,000) and FHLB borrowings ($14,950,000) offset by a reduction in other short-term borrowings ($1,321,000). FirsTech assets remained constant with an increase of only $107,000 to $5,332,000.

Cash and Cash Equivalents

     Cash and cash equivalents increased $3,344,000 from December 31, 1997 to December 31, 1998. This change occurred due to an increase in cash and due from banks offset by a reduction in federal funds sold. Cash and due from banks increased $7,234,000, while federal funds sold decreased $3,890,000 during 1998. Refer to the "Consolidated Statement of Cash Flows" in the Consolidated Financial Statements for details representing this increase. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

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

                                      (22)

TABLE 5  COMPOSITION OF SECURITIES

                                                                            December 31
                                        ------------------------------------------------------------------------------------
                                                   1998                        1997                        1996
                                        ------------------------------------------------------------------------------------
                                                                 % of                        % of                        % of
                                                  Amount         Total        Amount         Total        Amount         Total
                                        ------------------------------------------------------------------------------------
Available for sale
   U.S. Treasury                               $   27,569       17%         $  28,790       21%        $   32,579       25%
   Federal agencies                                91,900       56%            61,598       45%            54,779       42%
   State and municipal                              6,419        4%             3,137        2%                 0        0%
   Mortgage-backed securities                      11,801        7%            13,075        9%             6,994        5%
                                        ------------------------------------------------------------------------------------
         Total available for sale                 137,689       84%           106,600       77%            94,352       72%
                                        ------------------------------------------------------------------------------------
Held to maturity
   U.S. Treasury                                      749        0%             2,449        2%             5,204        4%
   Federal agencies                                   500        0%             2,452        2%             2,757        2%
   State and municipal                             17,521       11%            17,642       13%            14,004       11%
   Mortgage-backed securities                       6,797        5%             9,216        6%            14,825       11%
                                        ------------------------------------------------------------------------------------
         Total held to maturity                    25,567       16%            31,759       23%            36,790       28%
                                        ====================================================================================
         Total investment securities           $  163,256      100%        $  138,359      100%        $  131,142      100%
                                        ====================================================================================

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

     The book value of investment securities increased by $24,897,000 from December 31, 1997 to December 31, 1998. During 1998, Bancshares purchased $94,206,000 ($92,658,000 classified as available-for-sale), sold $7,570,000 of securities classified as available-for-sale, and had $62,154,000 ($54,480,000 classified as available-for-sale) mature. In addition to the increase in securities of $24,897,000, the average balance of securities was up $25,689,000. Bancshares' management also changed the mix of the securities during 1998. U. S. Treasury securities decreased $2,921,000 while

                                      (23)
federal agency securities increased $28,350,000 and state and municipal securities increased $3,161,000. This change primarily occurred because federal agency and state and municipal securities were offered at higher interest rates and provided better tax-effected yields.

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

     As  of  December  31,  1998,   Bancshares  held  $18,598,000   ($11,801,000
classified  as   available-for-sale)   of  mortgage-backed   securities.   These
securities are issued by U.S. Government agencies or one of its sponsored enterprises and are guaranteed or insured by the issuing agency. Of the total mortgage-backed securities, $8,051,000 was invested in CMO PAC's, of which all had ratings of AAA by one or more of the rating agencies. Additionally, Bancshares investments in CMO PAC's are agency-backed.

     Mortgage-backed securities are subject to prepayments and changing yields. These prepayments, which have increased in recent years as underlying mortgages have been refinanced at lower interest rates as well as interest rate changes on adjustable rate mortgage-backed securities, could have an effect on Bancshares' asset/liability management strategy.

     With the exception of securities of the U.S. Treasury and other U.S. Government agencies and corporations, Bancshares did no hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10 percent of stockholders' equity at December 31, 1998 or 1997.

     The contractual maturity of Bancshares' securities as of December 31, 1998, are presented in the following table along with the weighted average yields (TE) (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      (24)

TABLE 6  Security Maturities

                                   Within 1 Year        1 - 5 Years        5 - 10 Years      After 10 Years          Total
                                 -------------------------------------------------------------------------------------------------
                                    Amount    Yield    Amount    Yield    Amount    Yield     Amount    Yield    Amount    Yield
                                 -------------------------------------------------------------------------------------------------
Available for sale
   U.S. Treasury                    $ 9,364   6.48%    $18,205    6.09%                                         $ 27,569    6.25%
   Federal agencies                   8,645   6.01%     34,012    5.95%  $ 43,220    6.44%    $ 6,023   6.99%     91,900    6.28%
   State and municipal                                     165    5.48%     1,880    4.26%      4,374   4.96%      6,419    4.79%
   Mortgage-backed securities           684   6.62%      6,440    6.00%       504    6.20%      4,173   9.11%     11,801    7.72%
                                 -------------------------------------------------------------------------------------------------
      Total available for sale       18,693   6.27%     58,822    6.00%    45,604    6.35%     14,570   6.99%    137,689    6.26%
                                 -------------------------------------------------------------------------------------------------

Held to maturity
   U.S. Treasury                        749   6.94%                                                                  749    6.94%
   Federal agencies                     500   6.98%                                                                  500    6.98%
   State and municipal                  990   5.25%      8,190    5.06%     7,004    5.50%      1,337   5.25%     17,521    5.30%
   Mortgage-backed securities                                                 818    6.00%      5,979   6.52%      6,797    6.49%
                                 -------------------------------------------------------------------------------------------------
      Total held to maturity          2,239   6.20%      8,190    5.06%     7,822    5.55%      7,316   6.29%     25,567    5.66%
                                 =================================================================================================
     Total investment securities    $20,932   6.26%   $ 67,012    5.89%  $ 53,426    6.23%   $ 21,886   6.76%  $ 163,256    6.17%
                                 =================================================================================================

     The net unrealized gain on securities available-for-sale at December 31, 1998, which is recorded as an increase in stockholders' equity, is $622,000, net of deferred taxes of $320,000. At December 31, 1997, Bancshares had a net unrealized gain on securities available-for-sale recorded in stockholders' equity of $380,000, net of deferred taxes of $196,000.

Loans

     The loan portfolio is the largest category of the Bancshares' earning assets. Bancshares management was not aware of any loan concentration exceeding 10% which is not otherwise disclosed as a category of loans. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

TABLE 7  Composition of Loans

                                                                            December 31
                                     ------------------------------------------------------------------------------------------
                                           1998              1997              1996              1995              1994
                                     ------------------------------------------------------------------------------------------
                                                  % of              % of              % of              % of              % of
                                        Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                                     ------------------------------------------------------------------------------------------
Commercial and industrial loans       $ 35,998     16%   $29,695     15%  $ 25,742     13%  $ 21,986     12%  $ 29,406     15%
Real estate loans                      107,610     49%    93,885     47%    84,220     42%    79,296     42%    84,829     44%
Construction loans                       7,588      3%     6,708      3%    11,659      6%    10,215      5%     6,734      3%
Agricultural production financing
 and other loans to farmers             11,497      5%     7,822      4%     7,837      4%     7,453      4%     5,296      3%
Individuals' loans for household
  and other personal expenditures
  and other loans                       54,179     26%    60,343     30%    68,404     34%    68,124     36%    66,719     34%
Tax-exempt loans                         1,514      1%     1,600      1%     2,033      1%     2,056      1%     1,703      1%
                                     ==========================================================================================
      Total loans                    $ 218,386    100% $ 200,053    100% $ 199,895    100% $ 189,130    100% $ 194,687    100%
                                     ==========================================================================================

     Total loans increased by $18,333,000 from December 31, 1997 to December 31, 1998. The increase was primarily due to increases in commercial and industrial loans, real estate loans, and

                                      (25)
agricultural production financing and other loans to farmers offset by decreases in loans to individuals for household and other personal expenditures and other loans. Commercial and industrial loans increased by $6,303,000 due to increased local demand and increased participations with other banks in the area. Real estate loans increased by $13,725,000 due primarily to increased activity in the commercial real estate market. Agricultural production financing and other loans to farmers increased $3,675,000 due to increased lending on loans secured by farm equipment. Loans to individuals for household and other personal expenditures decreased by $6,164,000 due to stronger underwriting guidelines and increased competition.

     Bancshares continues to sell residential mortgage loans in the secondary market to FNMA. Since loans are sold to FNMA on the same day as the loan closes, Bancshares does not carry any loans held for sale in the loan portfolio. All loans are sold without recourse and with normal servicing fees being retained. The decision to sell loans to FNMA in the future will depend on the availability of funds, liquidity needs, and the return available. Bancshares sold $25,374,000 to FNMA in 1998 and $13,066,000 in 1997.

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

     The maturity distribution and interest rate sensitivity of loans at December 31, 1998 are set forth below (in thousands):

TABLE 8 Loan Maturity Distribution and Interest Rate Sensitivity of Selected Loan Types


                                                          Within 1 Year   1-5 Years   After 5 years     Total
                                                          --------------------------------------------------------
Commercial and industrial loans                                $ 22,432      $ 12,256      $  1,310      $ 35,998
Construction loans                                                6,548           909           131         7,588
Agricultural production financing and other loans
  to farmers                                                      6,301         4,717           479        11,497
                                                          --------------------------------------------------------
      Total                                                    $ 35,281      $ 17,882      $  1,920      $ 55,083
                                                          ========================================================

Fixed rate loans                                               $  9,242      $ 16,628      $  1,328      $ 27,198
Variable rate loans                                              26,039         1,254           592        27,855
                                                          --------------------------------------------------------
      Total                                                    $ 35,281      $ 17,882      $  1,920      $ 55,083
                                                          ========================================================


                                      (26)

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, loans where scheduled payments are 90 days or more past due and other real estate owned. Bancshares places loans on nonaccrual status when management believes, after considering the borrowers' financial condition and other relevant factors, that future collection of principal or interest in accordance with contractual terms may be doubtful. Loans 90 days or more past due are transferred to nonaccrual status unless they are well secured and in the process of collection. Other real estate owned includes properties acquired through foreclosure or deed in lieu of foreclosure. The properties are recorded at the lower of the book value of the loan or fair value, less estimated costs to sell. Other real estate owned at December 31, 1998 and 1997 was immaterial.

     The following table sets forth the aggregate amount of the Company's nonperforming assets for the last five years (in thousands):

TABLE 9  Nonperforming Assets

                                                                                     December 31
                                                          ------------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                          ----------    ----------    ----------    ----------    ----------
Nonaccrual loans                                              $ 381         $ 322         $ 173         $  69         $  23
                                                          ==========    ==========    ==========    ==========    ==========
Loans past due 90 days or more                                  669           423           650           372           365
                                                          ==========    ==========    ==========    ==========    ==========
Restructured loans                                                0             0             0             0             0
                                                          ==========    ==========    ==========    ==========    ==========
Nonperforming loans to loans                                  0.48%         0.37%         0.41%         0.23%         0.20%
                                                          ==========    ==========    ==========    ==========    ==========

     Bancshares' management believes that nonperforming and potential problem loans are appropriately identified and monitored, based on extensive analysis performed by internal loan review personnel, management and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem or potential problem loans.

     There were no other interest bearing assets that are required to be disclosed as being nonperforming if such other assets were loans. Interest income that would have been recorded in 1998 if non-accrual loans had been performing according to original loan terms and interest income on non-accrual loans that was included in 1998 interest income were immaterial.

     At December 31, 1998, Bancshares had approximately $2,851,000 in potential problem loans. Potential problem loans are those loans identified by management that are worthy of special attention, and although currently performing, may have some underlying weaknesses. These included watch list classified loans and special mention loans. During the last quarter of 1998, a commercial line in the service business totaling $872,000 which was substantially unsecured and a commercial line in the manufacturing technical service business totaling approximately $1,200,000, partially secured by business assets, were added to the special mention loans category. Potential problem loans of $1,588,000 existed at December 31, 1997. Of the potential problem loans outstanding at December 31, 1997, there were no individually significant problem loans and no specific industry concentration.

                                      (27)

     Bancshares accounts for impaired loans in accordance with SFAS No. 114 and No. 118, "Accounting by Creditors for an Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These Statements require that impaired loans within the scope of these Statements be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note. The amount of impaired loans outstanding at December 31, 1998 and 1997 and during 1998 and 1997 were immaterial.

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

     Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial and industrial loans are quality of the borrower's management and the impact of national and local economic factors. Currently the business atmosphere remains stable for the local economy in the Decatur, Macon County and Shelby County areas, although there is deterioration in the agricultural industry. Even though direct loans to the agricultural related industry are not material, the entire market area is dependent upon the general agricultural economy. Risks associated with real estate loans include concentrations of loans in a loan type, such as residential real estate, decline in real estate values and a sudden rise in interest rates. Individual loans face the risk of a borrower's unemployment as a result of deteriorating economic conditions or renewed contract differences between unions and management of several large companies in Bancshares's market area. Bancshares's strategy with respect to addressing and managing these types of risks is for Bancshares to follow its loan policies and underwriting criteria.

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

                                      (28)

TABLE 10 Allowance for Loan Losses

                                                          1998          1997          1996          1995          1994
                                                      ----------------------------------------------------------------------
Allowance - beginning of year                              $  3,531      $  3,382      $  3,356      $  3,375      $  3,259
 Loans charged off:
   Commercial and industrial loans                               66           145                          25
   Real estate loans                                             15            25                          41            14
   Individuals' loans for household and other
      personal expenditures and other loans                     256           438           463           417           456
                                                      ----------------------------------------------------------------------
       Total charge -offs                                       337           608           463           483           470
                                                      ----------------------------------------------------------------------

Recoveries on loans previously charged-off:
   Commercial and industrial loans                               36            85            14            44            72
   Real estate loans                                              1           131            51             2            64
   Individuals' loans for household and other
      personal expenditures and other loans                      68           109           114           143           150
                                                      ----------------------------------------------------------------------
       Total recoveries                                         105           325           179           189           286
                                                      ----------------------------------------------------------------------
Net charge-offs                                                 232           283           284           294           184
                                                      ----------------------------------------------------------------------
Provision for loan losses                                       274           432           310           275           300
                                                      ======================================================================
Allowance - end of year                                    $  3,573      $  3,531      $  3,382      $  3,356      $  3,375
                                                      ======================================================================

Net charge-offs to average loans                              0.11%         0.14%         0.15%         0.16%         0.10%
Allowance for loan losses to loans                            1.64%         1.77%         1.72%         1.81%         1.76%

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

     The following table sets forth an allocation of the Bancshares' allowance for loan losses for the last five years (in thousands):

TABLE 11 Allocation of the Allowance for Loan Losses

                                         1998              1997             1996              1995              1994
                                   ----------------------------------------------------------------------------------------
                                            % of             % of              % of             % of              % of
                                    Amount   Total   Amount   Total    Amount   Total   Amount   Total    Amount   Total
                                   ----------------------------------------------------------------------------------------
Commercial and industrial loans         878     32%    $ 664      25%    $ 575      23%   $ 460      20%    $ 400      17%
Real estate loans                       860     32%    1,022      40%    1,007      41%   1,001      43%    1,019      44%
Construction Loans                        0                0                 0                0                 0
Agricultural production financing
  and other loans to farmers             90      3%       15       1%       18       1%      15       1%       15       1%
Individuals' loans for household
  and other personal expenditures
  and other loans                       880     33%      865      34%      860      35%     855      36%      906      38%
Tax exempt loans                          0                0                 0                0                 0
Unallocated                             865     N/A      965      N/A      922      N/A   1,025      N/A    1,035      N/A
                                   ========================================================================================
     Total                          $ 3,573    100%  $ 3,531     100%  $ 3,382     100% $ 3,356     100%  $ 3,375     100%
                                   ========================================================================================

                                      (29)

     The percentages of allocation of the allowance for loan losses among the various categories of loans have remained relatively steady for the years 1994 through 1997 due to the various loan markets remaining stable. The allocation of the allowance for loan losses to commercial and industrial loans increased in 1998 due to the addition of approximately $2,072,000 of commercial loans as potential problem loans. The unallocated portion of the allowance for loan losses represents the amount that management feels is necessary to cover current adverse conditions in the loan portfolio including a deteriorating agricultural industry and new loan products outside the market area.

Premises and Equipment

     Premises and equipment decreased $190,000 or 2% from December 31, 1997 to December 31, 1998. This decrease is attributed to depreciation of $944,000 by the banks, $332,000 by FirsTech, and $24,000 by the Holding Company offset by purchases of $837,000 by the banks and $274,000 by FirsTech during 1998. The majority of purchases for both the banks and FirsTech were comprised of non-major items.

     Premises and equipment decreased $895,000 or 9% from December 31, 1996 to December 31, 1997. This decrease is attributed to depreciation of $1,053,000 by the banks, $384,000 by FirsTech, and $24,000 by the Holding Company offset by purchases of $300,000 by the banks and $267,000 by FirsTech during 1997. The majority of purchases for both the banks and FirsTech were comprised of non-major items.

Other Assets

     Other assets increased by $3,113,000 from December 31, 1997 to December 31, 1998. This increase is mainly attributed to an increase in accrued interest receivable at the banks due to increased loans and securities at year end.

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

                                      (30)

TABLE 12 Average Balance and Weighted Average Rate of Deposits

                                                                         December 31,
                                      -----------------------------------------------------------------------------------
                                                 1998                        1997                        1996
                                      --------------------------- --------------------------- ---------------------------
                                                      Weighted                    Weighted                    Weighted
                                         Average       Average       Average      Average        Average      Average
                                         Balance        Rate         Balance         Rate        Balance         Rate
                                      -------------- ------------ --------------- ----------- --------------- -----------
Demand
   Noninterest bearing                    $  58,055                    $  49,442                   $  48,505
   Interest bearing                          76,919        2.79%          66,757       2.52%          63,404       2.38%
Savings                                      53,335        3.06%          45,436       2.94%          46,181       2.94%
Time
   $100,000 and over                         42,759        5.49%          46,976       5.45%          50,757       5.32%
   Under $100,000                           102,261        5.43%         104,088       5.32%         104,328       5.37%
                                      ==============              ===============             ===============
Total average deposits                   $  333,329                   $  312,699                  $  313,175
                                      ==============              ===============             ===============

     From 1996 to 1998, total average deposits have increased $20,154,000. There was a $20,630,000 increase from 1997 to 1998 and a $476,000 decrease from 1996 to 1997. In addition, within the specific deposit types, Bancshares has experienced a decline in time deposits with an offsetting increase in noninterest bearing, interest bearing, and savings. This change is primarily attributed to the Decatur Bank adding two new interest bearing products in 1997 and an increased usage of business sweep accounts. Refer to "Results of Operations - Net Interest Income" for an explanation of this change in interest rates.

     The following table sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 1998 (in thousands):

TABLE 13 Maturity Distribution of Time Deposits > $100,000

3 months or less                                    $13,512
3 to 6 months                                        15,855
6 to 12 months                                       10,374
Over 12 months                                        5,363
                                                   ==========
  Total                                             $45,104
                                                   ==========

Borrowings

     Borrowings consist of securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank ("FHLB") advances and U.S. Treasury demand notes. Borrowings increased $13,629,000 from 1997 to 1998. The increase is attributed to an increase in FHLB advances. The average balance of FHLB advances also increased $11,363,000. Bancshares obtained two $5,000,000 long-term advances during the first quarter of 1998 and one $5,000,000 advance during the second quarter of 1998. Two of these advances were used to purchase higher yielding securities with the same maturities as the advances. The other advance is being used to fund loan growth with matching maturities. Refer to
Note 9 - "Short-Term Borrowings" and Note 10 - "Federal Home Loan Bank Advances of the Notes to Consolidated Financial Statements for further explanation of short-term borrowings.

                                      (31)

Other Liabilities

     Other liabilities increased $117,000 from December 31, 1997 to December 31, 1998 and increased $593,000 from December 31, 1996 to December 31, 1997 mainly due to an increase in deferred income taxes $439,000.

Capital

     Total stockholders' equity rose $1,069,000 or 2% from December 31, 1997 to December 31, 1998. The increase is mainly attributed to net income of $5,611,000 less cash dividends of $1,500,000, net treasury stock purchases of $3,338,000 and an increase in the unrealized gain on securities available for sale of $242,000, net of deferred taxes. During the fourth quarter of 1998, Bancshares management approved a tender offer to repurchase 130,000 shares of common stock at $30 per share for a total cost of $3,900,000. By December 31, 1998, over 113,000 shares had been repurchased at a cost of $3,400,000.

     Total stockholders' equity rose $3,805,000 or 7.8% from December 31, 1996 to December 31, 1997. The increase is mainly attributed to net income of $5,093,000 less cash dividends of $1,385,000, net treasury stock purchases of $171,000 and an increase in the unrealized gain on securities available for sale of $247,000, net of deferred taxes.

     Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size. Currently, Bancshares is required to maintain adequate capital based on two measurements used by Bancshares's primary regulator: the total assets leverage ratio and the risk-weighted assets ratio. Refer to Note 17 - "Regulatory Capital" of the Notes to Consolidated Financial Statements for a summary of Bancshares key capital ratios.

Inflation and Changing Prices

     Changes in interest rates and Bancshares's ability to react to interest rate fluctuations have a much greater impact on its balance sheet and net interest income than inflation. A review of net interest income, liquidity and rate sensitivity should assist in the understanding of how well Bancshares is positioned to react to changes in interest rates.

Liquidity

     Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. Bancshares was able to adequately fund asset growth and meet liquidity needs in 1997. At December 31, 1998, federal funds sold and securities having contractual maturities of one year or less totaled $34.2 million. Bancshares's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. Other sources of potential liquidity include the sale of securities classified as available-for-sale, borrowings under informal federal funds lines with correspondent banks and advances with the FHLB.

     Refer to the "Consolidated Statement of Cash Flows" in the Consolidated Financial Statements for details of net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities.

                                      (32)

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

     Bancshares seeks to contain the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the then currently prevailing rate of interest, these securities may be prepaid in a shorter time period. Accordingly, the mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years, are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments on the underlying loans. NOW and savings accounts, by contract, may be withdrawn in their entirety upon demand. While these contracts are extremely short, it has been Bancshare's experience that these accounts turn over at the rate of five percent per year. If all of the NOW and savings accounts were treated as repricing in one year or less, the cumulative negative gap at one year or less would be $168.7 million or 41.71% of interest earning assets. Due to their very liquid nature, the entire balance of money market accounts is assumed to be repriced within one year.

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

     Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Bancshares is only subject to interest rate risk. Bancshares purchased no financial instruments for trading purposes during 1998.

                                      (33)

     The following table summarizes, as of December 31, 1998, the anticipated maturities or repricing of Bancshare's interest sensitive assets and liabilities, Bancshare's interest sensitivity gap (interest-earning assets less interest-bearing liabilities), Bancshares cumulative interest rate sensitivity gap and Bancshare's cumulative interest sensitivity repricing gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any period means that more interest-bearing liabilities will reprice or maturing during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position.

TABLE 14 Gap Table

                                                                                              After                  Fair
                                    Year 1      Year 2     Year 3      Year 4     Year 5     Year 5      Total       Value
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------
Loans (1)
   Fixed rate                        $21,750     $16,521    $21,820     $23,964    $33,651    $28,341    $146,047   $152,139
   Average interest rate               8.51%       8.37%      8.79%       8.77%      8.25%      7.43%       8.16%
   Variable rate                      49,218       4,244      5,073       3,070      6,945      3,789      72,339     75,361
    Average interest rate              8.15%       7.69%      7.71%       7.79%      7.41%      6.87%       7.94%
Securities (2)
   Fixed rate                         21,129      23,266     19,884       8,850     12,998     74,029     160,155    160,715
   Average interest rate               6.45%       5.89%      5.93%       6.57%      6.06%      6.29%       6.21%
   Variable rate                                     500         47         206        504      1,843       3,101      3,124
    Average interest rate                          5.59%      6.13%       6.46%      6.56%      6.86%       6.41%
Federal funds sold                    13,255                                                               13,255     13,255
    Average interest rate              5.33%                                                                5.33%
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------
  Total interest-earning assets      105,352      44,531     46,824      36,090     54,098    108,002     394,897    404,494
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------

NOW and savings accounts               5,560       5,560      5,560       5,560      5,560     83,408     111,208    111,208
    Average interest rate              2.66%       2.66%      2.66%       2.66%      2.66%      2.66%       2.66%
Money market accounts                 33,537                                                               33,537     33,537
    Average interest rate              3.64%                                                                3.64%
Time deposits
   Fixed rate                        117,772      20,887      3,587         506        931                143,683    144,632
    Average interest rate              5.24%       5.65%      5.25%       6.06%      6.21%                  5.31%
   Variable rate                       1,192         254                                                    1,446      1,456
    Average interest rate              4.33%       4.90%                                                    4.43%
Federal funds purchased and
 securities sold under
 repurchase agreements                 9,386                                                                9,386      9,386
    Average interest rate              5.07%                                                                5.07%
FHLB advances                             53          57         61          66         70     17,597      17,904     18,090
    Average interest rate              6.84%       6.84%      6.84%       6.84%      6.84%      5.49%       5.49%
U.S. Treasury demand notes               892                                                                  892        892
    Average interest rate              5.30%                                                                5.30%
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------
  Total interest-bearing liabilities 168,392      26,758      9,208       6,132      6,561    101,005     318,056    319,201
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------
Interest-earning assets less
 interest-bearing liabilities
 ("Gap")                           $(63,040)     $17,773    $37,616     $29,958   $ 47,537    $ 6,997     $76,841    $85,393
                                   ========== =========== ========== =========== ========== ========== =========== ==========
Cumulative gap                     $(63,040)   $(45,267)   $(7,651)     $22,307   $ 69,844   $ 76,841     $76,841    $85,393
                                   ========== =========== ========== =========== ========== ========== =========== ==========
Cumulative  Gap  as a  percentage
of total interest earning assets    (15.96%)    (11.46%)    (1.94%)       5.65%     17.69%     19.46%      19.46%     21.62%
                                   ========== =========== ========== =========== ========== ========== =========== ==========

(1) Includes consumer loans net of unearned income, and excludes nonaccrual and impaired loans.
(2) Reflects fair value adjustments for securities available for sale.

     At December 31, 1998, the table above reflects that Bancshares has a negative liability gap due to the level of interest bearing demand deposits and savings that are generally subject to immediate

                                      (34)
withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $630,000 (annualized) in one year and $453,000 in 2 years assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

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

Capital Resources

     At December 31, 1998, Bancshares had no material commitments for capital expenditures.

Year 2000

     The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, data sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

     The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems to process and record transactions. The Company is aware of the potential Year 2000 problems that may affect the operating systems that control our computers as well as those of our third party software providers who supply the software that maintain many of our records and those of our customers. In 1997, the Company began the process of identifying Year 2000 related problems that may affect the Company's systems. A task force of Company officers and employees was established to address the issues related to those problems. Outside consultants have and will be utilized when required to complete this project.

     The task force analyzed the Company's operations and identified those functions that would be affected by the Year 2000 issues and determined which functions were vital to the day-to-day operations of the Company. The Company is working with vendors that supply or service the Company's computer systems to identify and remedy any Year 2000 related systems. Inventory and testing of computer equipment was conducted during 1998. New equipment has been obtained to replace equipment that is not found to be Year 2000 compliant. The Board of Directors is monitoring the progress in addressing Year 2000 issues.

     The Company's primary lending and savings systems have been maintained in-house, however, they are run on software provided by a third party vendor. These systems have been identified as being critical to the day-to-day operations of the Company. The data center of the Company has been working with the third party vendor that supplied the software to test for Year 2000 issues. No material deficiencies were noted as a result of testing.

                                      (35)

     The Company's direct expenses to date (other than the salary of employees involved in the project) have been less than $15,000 and the Company does not currently anticipate that its Year 2000 costs will exceed $30,000.

     Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make current systems, programs, and equipment Year 2000 compliant, the Company's net income and financial condition could be adversely affected.

     Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend on one employer or industry, it does not expect any Year 2000 related difficulties that may affect depositors and borrowers to significantly affect the Company's net earnings or cash flow.

     The Company is developing a contingency plan to deal with the Year 2000 related issues. This program will provide for dealing with situations that might occur that are both related to the Company's operation (e.g., computer system or equipment liquidity) and those beyond the Company's control (e.g., power failure, phone/communication line failure). The plan will include methods to deal with these situations and continue to service customers despite Year 2000 problems arising. The Company has established March 31, 1999 as a deadline for the completion of this plan.


New Accounting Pronouncements

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends upon the use of the derivative. The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

     Statement No. 133 amends Statement No. 52 and supersedes Statements No. 80, 105, and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of Statement No. 133.

     Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of this Statement will have no material impact on the Company's financial condition or result of operations.

     During 1998, the FASB also issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends Statement No. 65.

                                      (36)

     Statement No. 65, as previously amended by Statements No. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement No. 134 further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must reclassify the resulting mortgage-backed security or other related interests based on the entity's ability and intent to sell or hold those investments. The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to Statement No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading.

     This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date this Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement will have no material impact on the Company's financial condition and results of operations.

     During 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities. Statement of Position 98-5 will affect all non-governmental entities, including not-for-profits reporting start-up costs in their financial statements.

     Some existing industry practices result in the capitalization and amortization of start-up costs. This Statement of Position requires that start-up costs be expensed when incurred. The Statement of Position applies to start-up activities and organizational costs associated with both development stage and established operating entities. According to Statement of Position 98-5, start-up activities are "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity, commonly referred to as organizational costs."

     Statement of Position 98-5 is effective for fiscal years beginning on or after December 31, 1998. Earlier application is encouraged in fiscal years during which annual financial statements have not yet been issued. The adoption of this Statement will not have a material impact on the Company's financial condition and results of operations.

                                      (37)

ITEM 8.  FINANCIAL STATEMENT

Independent Auditor's Report


To the Stockholders and
Board of Directors
First Decatur Bancshares, Inc.
Decatur, Illinois


     We have audited the consolidated balance sheet of First Decatur Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Decatur Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Olive LLP
Olive LLP


Decatur, Illinois
January 29, 1999

                                      (38)


                                      First Decatur Bancshares, Inc. and Subsidiaries
                                                Consolidated Balance Sheet

December 31                                                                                    1998             1997
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                              $      30,114,165     $  22,879,696
   Federal funds sold                                                                          13,255,000        17,145,000
                                                                                        ------------------------------------
     Cash and cash equivalents                                                                 43,369,165        40,024,696
   Investment securities
     Available for sale                                                                       137,688,906       106,600,089
     Held to maturity (fair value of $26,150,193 and $32,176,190)                              25,567,253        31,758,682
                                                                                        ------------------------------------
         Total investment securities                                                          163,256,159       138,358,771
   Loans, net of allowance for loan losses of $3,573,320 and $3,530,749                       214,812,279       196,522,407
   Premises and equipment                                                                       9,081,662         9,271,264
   Other assets                                                                                11,173,097         8,060,228
                                                                                        ------------------------------------
         Total assets                                                                        $441,692,362      $392,237,366
                                                                                        ====================================

Liabilities
   Deposits
     Noninterest bearing                                                                   $   65,893,829     $  53,436,395
     Interest bearing                                                                         289,874,276       267,691,475
                                                                                        ------------------------------------
         Total deposits                                                                       355,768,105       321,127,870
   Short-term borrowings                                                                       10,277,956        11,599,077
   Federal Home Loan Bank advances                                                             17,904,373         2,954,140
   Other liabilities                                                                            4,373,600         4,257,076
                                                                                        ------------------------------------
         Total liabilities                                                                    388,324,034       339,938,163
                                                                                        ------------------------------------
Commitments and Contingencies
Stockholders' Equity
   Preferred stock, no par value
     Authorized and unissued -- 200,000 shares
   Common stock, $0.01 par value
     Authorized -- 5,000,000 shares
     Issued -- 2,909,397, of which 140,455 shares and 30,910 shares
       were held as treasury stock                                                                 29,094            29,094
   Additional paid-in capital                                                                   7,873,913         7,857,952
   Paid-in capital-- phantom stock                                                                220,090           166,470
   Retained earnings                                                                           48,617,866        44,506,036
   Accumulated other comprehensive income                                                         621,819           380,134
                                                                                        ------------------------------------
                                                                                               57,362,782        52,939,686
   Treasury stock, at cost                                                                     (3,994,454)         (640,483)
                                                                                        ------------------------------------
         Total stockholders' equity                                                            53,368,328        52,299,203
                                                                                        ------------------------------------

         Total liabilities and stockholders' equity                                          $441,692,362      $392,237,366
                                                                                        ====================================

See notes to consolidated financial statements.

                                      (39)

                                      First Decatur Bancshares, Inc. and Subsidiaries
                                             Consolidated Statement of Income


Year Ended December 31                                                       1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
Interest Income
   Loans receivable
     Taxable                                                              $17,461,029      $17,766,929       $16,657,056
     Tax exempt                                                               108,009          103,761           116,411
   Investment securities
     Taxable                                                                7,917,093        7,018,176         7,609,289
     Tax exempt                                                             1,057,645          782,958           645,095
   Federal funds sold                                                         955,222          587,597           421,399
   Other interest income                                                      107,776           62,010            28,609
                                                                       -----------------------------------------------------
         Total interest income                                             27,606,774       26,321,431        25,477,859
                                                                       -----------------------------------------------------
Interest Expense
   Deposits                                                                11,672,926       11,117,142        11,164,465
   Federal funds purchased and securities sold under repurchase
     agreements                                                               326,315          304,524           293,105
   Federal Home Loan Bank advances                                            805,663          201,017            77,471
   U.S. Treasury demand notes                                                  95,286           93,522            83,587
                                                                       -----------------------------------------------------
         Total interest expense                                            12,900,190       11,716,205        11,618,628
                                                                       -----------------------------------------------------
Net Interest Income                                                        14,706,584       14,605,226        13,859,231
   Provision for loan losses                                                  274,000          432,000           310,000
                                                                       -----------------------------------------------------
Net Interest Income After Provision for Loan Losses                        14,432,584       14,173,226        13,549,231
                                                                       -----------------------------------------------------
Other Income
   Remittance processing income                                             5,164,537        4,240,590        5,747,797,
   Fiduciary activities                                                     1,724,297        1,623,343         1,534,915
   Service charges on deposit accounts                                      1,002,295        1,063,557         1,127,468
   Loan servicing fees                                                         67,868          154,180           171,345
   Net realized gains (losses) on sales of securities available for
     sale                                                                      65,988           11,019            (7,868)
   Net gains on loan sales                                                    506,535          282,356           223,988
   Other income                                                             1,087,248          985,487           873,485
                                                                       -----------------------------------------------------
         Total other income                                                 9,618,768        8,360,532         9,671,130
                                                                       -----------------------------------------------------
Other Expenses
   Salaries and employee benefits                                           8,465,898        7,864,296         8,164,051
   Net occupancy expenses                                                   1,118,471        1,136,502         1,141,855
   Equipment expenses                                                       2,050,050        2,179,185         2,482,713
   Data processing fees                                                       240,563          325,828           369,662
   Service charges from corresponding banks                                   755,281          497,987           756,001
   Deposit and other insurance expense                                        221,138          247,278           222,768
   Supplies                                                                   477,523          408,707           466,647
   Professional fees                                                          410,440          366,143           709,444
   Postage                                                                    361,772          371,910           362,334
   Other expenses                                                           1,942,969        1,724,903         1,771,425
                                                                       -----------------------------------------------------
         Total other expenses                                              16,044,105       15,122,739        16,446,900
                                                                       -----------------------------------------------------
Income Before Income Tax                                                    8,007,247        7,411,019         6,773,461
   Income tax expense                                                       2,395,823        2,317,961         2,253,537
                                                                       -----------------------------------------------------
Net Income                                                               $  5,611,424     $  5,093,058      $  4,519,924
                                                                       =====================================================
Basic Earnings per Share                                               $           1.95 $           1.77  $           1.56
Diluted Earnings per Share                                             $           1.94 $           1.76  $           1.55

See notes to consolidated financial statements.

                                      (40)

                 First Decatur Bancshares, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity

                                          Common Stock                                  Paid-in
                                                            Additional                  Capital --
                                        Shares                Paid-in    Comprehensive  Phantom    Retained
                                        Issued    Amount      Capital        Income     Stock      Earnings
--------------------------------------------------------------------------------------------------------------
Balances, January 1, 1996             2,909,397  $29,094    $7,852,780                  $91,403   $37,665,237

   Comprehensive income
     Net income                                                           $4,519,924                4,519,924
     Other comprehensive income,
       net of tax
     Unrealized losses on securities,
       net of reclassification
       adjustment                                                          (282,365)
                                                                          ===========
   Comprehensive income                                                   $4,237,559
                                                                          ===========
   Cash dividends ($.44 per share)                                                                (1,277,085)
   Cash payment to acquisition
     dissenter                                                (14,763)                              (110,261)
   Paid-in capital-- phantom stock                                                       54,459
   Net treasury stock transactions                              15,620
                                      ------------------------------------              ----------------------
Balances, December 31, 1996           2,909,397   29,094     7,853,637                  145,862    40,797,815

   Comprehensive income
     Net income                                                           $5,093,058
     Other comprehensive income,
       net of tax
     Unrealized gains on securities,
       net of reclassification
       adjustment                                                            247,468
                                                                          ===========
   Comprehensive income                                                   $5,340,526
                                                                          ===========
   Cash dividends ($.48 per share)                                                                (1,384,837)
   Paid-in capital-- phantom stock                                                       20,608
   Net treasury stock transactions                               4,315
                                      ------------------------------------              -----------------------
Balances, December 31, 1997           2,909,397   29,094     7,857,952                  166,470    44,506,036

   Comprehensive Income
     Net income                                                           $5,611,424                5,611,424
     Other comprehensive income,
       Net of tax
     Unrealized gains on securities,
       Net of reclassification
       adjustment                                                            241,685
                                                                          ===========
   Comprehensive income                                                   $5,853,109
                                                                          ===========
   Cash dividends ($.52 per share)                                                                (1,499,594)
   Paid-in capital-- phantom stock                                                       53,620
   Net treasury stock transactions                              15,961
                                      ====================================             =======================
Balances, December 31, 1998           2,909,397  $29,094    $7,873,913                 $220,090   $48,617,866
                                      ====================================             =======================

                 First Decatur Bancshares, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity (Continued)

                                     Accumulated
                                        Other
                                    Comprehensive     Treasury
                                        Income         Stock         Total
-------------------------------------------------------------------------------

Balances, January 1, 1996             $ 415,031      $  (173,639)  $45,879,906

   Comprehensive income
     Net income                                                      4,519,924
     Other comprehensive income,
       net of tax
     Unrealized losses on securities,
       net of reclassification
       adjustment                     (282,365)                      (282,365)

   Comprehensive income

   Cash Dividends ($.44 per share)                                 (1,277,085)
   Cash payment to acquisition
     dissenter                                                       (125,024)
   Paid-in capital-- phantom stock                                      54,459
   Net treasury stock transactions                      (291,125)    (275,505)
                                      -----------------------------------------
Balances, December 31, 1996             132,666         (464,764)   48,494,310

   Comprehensive income
     Net income                                                      5,093,058
     Other comprehensive income,
       net of tax
     Unrealized gains on securities,
       net of reclassification
       adjustment                       247,468                        247,468

   Comprehensive income

   Cash dividends ($.48 per share)                                 (1,384,837)
   Paid-in capital-- phantom stock                                      20,608
   Net treasury stock transactions                      (175,719)    (171,404)
                                      -----------------------------------------
Balances, December 31, 1997             380,134         (640,483)   52,299,203

   Comprehensive Income
     Net income                                                      5,611,424
     Other comprehensive income,
       net of tax
     Unrealized gains on securities,
       net of reclassification
       adjustment                       241,685                        241,685

   Comprehensive income

   Cash dividends ($.52 per share)                                 (1,499,594)
   Paid-in capital-- phantom stock                                      53,620
   Net treasury stock transactions                    (3,353,971)  (3,338,010)
                                      =========================================
Balances, December 31, 1998            $621,819      $(3,994,454)  $53,368,328
                                      =========================================

See notes to consolidated financial statements.

                                      (41)

                                      First Decatur Bancshares, Inc. and Subsidiaries
                                           Consolidated Statement of Cash Flows

Year Ended December 31                                                       1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                          $     5,611,424    $   5,093,058      $  4,519,924
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses                                                 274,000          432,000           310,000
     Amortization of goodwill                                                   26,232           28,015            26,234
     Depreciation                                                            1,300,489        1,461,133         1,720,233
     Deferred income tax                                                        24,758          322,598          (119,771)
     Investment securities amortization, net                                    16,201          176,280           384,845
     Investment securities (gains) losses                                      (65,988)         (11,019)            7,868
     Gains on loan sales                                                      (251,794)        (151,706)         (117,802)
     Loans originated for resale                                           (25,374,060)     (13,066,120)      (10,356,691)
     Proceeds from sales of loans originated for resale                     25,625,854       13,217,826        10,474,493
     Paid-in capital--phantom stock                                              53,620           20,608            54,459
     Net change in
       Other assets                                                         (3,139,101)        (375,523)          527,333
       Other liabilities                                                       (32,738)         153,506          (614,844)
                                                                       -----------------------------------------------------
         Net cash provided by operating activities                           4,068,897        7,300,656         6,816,281
                                                                       -----------------------------------------------------

Investing Activities
   Purchases of securities available for sale                              (92,658,212)     (47,977,838)      (23,686,550)
   Proceeds from maturities of securities available for sale                54,480,067       29,986,637        16,782,157
   Proceeds from sales of securities available for sale                      7,570,408        5,993,748         2,983,125
   Purchases of securities held to maturity                                 (1,547,739)      (4,826,700)       (3,146,220)
   Proceeds from maturities of securities held to maturity                   7,674,064        9,807,164        12,858,791
   Net change in loans                                                     (18,563,872)        (440,846)      (11,049,087)
   Proceeds from disposal of premises and equipment                                                             1,513,744
   Purchases of premises and equipment                                      (1,110,887)        (566,350)         (827,791)
                                                                       -----------------------------------------------------
         Net cash used by investing activities                             (44,156,171)      (8,024,185)       (4,571,831)
                                                                       -----------------------------------------------------

Financing Activities
   Net change in
     Demand and savings deposits                                            36,982,578        9,701,278        (3,555,276)
     Certificates of deposit                                                (2,342,343)      (8,735,499)        1,007,697
     Short-term borrowings                                                  (1,321,121)      (7,703,123)        9,495,865
   Federal Home Loan Bank advances                                          15,000,000        3,000,000         2,500,000
   Repayment of Federal Home Loan Bank advances                                (49,767)      (2,545,860)
   Cash dividends                                                           (1,499,594)      (1,384,837)       (1,277,085)
   Cash payment to acquisition dissenter                                                                         (125,024)
   Net cash purchase of treasury stock                                      (3,338,010)        (171,404)         (275,505)
                                                                       -----------------------------------------------------
         Net cash provided (used) by financing activities                   43,431,743       (7,839,445)        7,770,672
                                                                       -----------------------------------------------------

Net Change in Cash and Cash Equivalents                                      3,344,469       (8,562,974)       10,015,122

Cash and Cash Equivalents, Beginning of Year                                40,024,696       48,587,670        38,572,548
                                                                       -----------------------------------------------------


Cash and Cash Equivalents, End of Year                                     $43,369,165      $40,024,696       $48,587,670
                                                                       =====================================================

Additional Cash Flows Information
   Interest paid                                                           $12,805,990      $11,773,964       $11,689,216
   Income tax paid                                                           2,324,000        1,902,061         2,338,015

See notes to consolidated financial statements.

                                      (42)

                 First Decatur Bancshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 -- Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of First Decatur Bancshares, Inc. ("Company"), and its wholly owned subsidiaries, The First National Bank of Decatur ("Decatur Bank"), FirsTech, Inc. ("FirsTech"), and First Trust Bank of Shelbyville ("Shelby Bank"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

During May, 1997 First Shelby Financial Group, Inc. ("First Shelby") was dissolved and its subsidiary, Shelby Bank, became a wholly owned subsidiary of the Company. The net assets of First Shelby were transferred to the Company.

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

Investment Securities--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported as part of accumulated other comprehensive income in stockholders' equity, net of tax.

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

                                      (43)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1998, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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


Note 2 -- Business Combination

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

                                      (44)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 -- Restriction on Cash and Due From Banks

The Banks are required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 1998, was $7,897,000.

Note 4 -- Investment Securities

                                                                                  1998
                                             -------------------------------------------------------------------------------
                                                                         Gross             Gross
                                                   Amortized          Unrealized         Unrealized            Fair
December 31                                          Cost                Gains             Losses             Value
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   U.S. Treasury                               $     26,992,024    $       576,631                       $     27,568,655
   Federal agencies                                  91,550,844            501,485     $    (152,169)          91,900,160
   State and municipal                                6,316,397            115,757           (13,521)           6,418,633
   Mortgage-backed securities                        11,887,491             46,443          (132,476)          11,801,458
                                             -------------------------------------------------------------------------------
         Total available for sale                   136,746,756          1,240,316          (298,166)         137,688,906
                                             -------------------------------------------------------------------------------
Held to maturity
   U.S. Treasury                                        749,341             12,768                                762,109
   Federal agencies                                     500,461              6,569                                507,030
   State and municipal                               17,520,927            518,534            (1,850)          18,037,611
   Mortgage-backed securities                         6,796,524             46,919                              6,843,443
                                             -------------------------------------------------------------------------------
         Total held to maturity                      25,567,253            584,790            (1,850)          26,150,193
                                             -------------------------------------------------------------------------------
         Total investment securities           $    162,314,009     $    1,825,106     $    (300,016)    $    163,839,099
                                             ===============================================================================


                                                                                  1997
                                             -------------------------------------------------------------------------------
                                                                         Gross             Gross
                                                   Amortized          Unrealized         Unrealized            Fair
December 31                                          Cost                Gains             Losses             Value
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   U.S. Treasury                               $     28,497,217     $      305,392     $     (12,244)    $     28,790,365
   Federal agencies                                  61,355,239            299,325           (56,555)          61,598,009
   State and municipal                                3,103,114             33,768                              3,136,882
   Mortgage-backed securities                        13,068,558             43,265           (36,990)          13,074,833
                                             -------------------------------------------------------------------------------
         Total available for sale                   106,024,128            681,750          (105,789)         106,600,089
                                             -------------------------------------------------------------------------------
Held to maturity
   U.S. Treasury                                      2,449,117             17,336            (1,141)           2,465,312
   Federal agencies                                   2,452,357              9,562            (1,236)           2,460,683
   State and municipal                               17,641,535            399,122              (107)          18,040,550
   Mortgage-backed securities                         9,215,673                               (6,028)           9,209,645
                                             -------------------------------------------------------------------------------
         Total held to maturity                      31,758,682            426,020            (8,512)          32,176,190
                                             -------------------------------------------------------------------------------
         Total investment securities            $   137,782,810    $     1,107,770      $   (114,301)     $   138,776,279
                                             ===============================================================================

                                      (45)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The amortized cost and fair value of securities held to maturity and available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Held to Maturity                      Available for Sale
                                             -------------------------------------------------------------------------------
                                                Amortized Cost          Fair           Amortized Cost          Fair
                                                                        Value                                  Value
                                             -------------------------------------------------------------------------------

Within one year                                   $  2,519,587       $  2,550,968        $17,871,963          $18,008,285
One to five years                                    8,289,798          8,483,097         54,269,377           54,995,699
Five to ten years                                    7,188,383          7,468,645         42,391,083           42,486,189
After ten years                                        772,961            804,040         10,326,842           10,397,275
                                             -------------------------------------------------------------------------------
                                                    18,770,729         19,306,750        124,859,265          125,887,448
Mortgage-backed securities                           6,796,524          6,843,443         11,887,491           11,801,458
                                             -------------------------------------------------------------------------------

         Totals                                    $25,567,253        $26,150,193       $136,746,756         $137,688,906
                                             ===============================================================================

Securities with a carrying value of approximately $66,954,000 and $63,995,000 were pledged at December 31, 1998 and 1997 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 1998, 1997 and 1996 were $7,570,408, $5,993,748, and $2,983,125. Gross gains of $65,988, $11,019, and $3,527; and gross losses of $0, $0, and $11,395 were realized on those sales.

There were no sales of securities held to maturity or transfers between classifications during 1998, 1997 or 1996.

With the exception of securities of the U.S. Treasury and other U.S. Government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeds 10% of stockholders' equity at December 31, 1998.

Note 5 -- Loans and Allowance

December 31                                                                                 1998               1997
----------------------------------------------------------------------------------------------------------------------------
Commercial and industrial loans                                                          $  35,997,500      $  29,694,594
Real estate loans                                                                          107,609,951         93,884,764
Construction loans                                                                           7,587,662          6,707,481
Agricultural production financing and other loans to farmers                                11,497,710          7,822,468
Individuals' loans for household and other personal expenditures
   and other loans                                                                          55,692,188         62,578,433
Tax-exempt loans                                                                             1,514,039          1,600,170
                                                                                     ---------------------------------------
                                                                                           219,899,050        202,287,910
Unearned interest on loans                                                                  (1,513,451)        (2,234,754)
Allowance for loan losses                                                                   (3,573,320)        (3,530,749)
                                                                                     ---------------------------------------
         Total loans                                                                      $214,812,279       $196,522,407
                                                                                     =======================================

                                      (46)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Year Ended December 31                                                       1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
   Balances, January 1                                                     $  3,530,749     $  3,381,519      $  3,355,735
   Provision for losses                                                         274,000          432,000           310,000
   Recoveries on loans                                                          104,982          325,499           178,652
   Loans charged off                                                           (336,411)        (608,269)         (462,868)
                                                                       -----------------------------------------------------

   Balances, December 31                                                   $  3,573,320     $  3,530,749      $  3,381,519
                                                                       =====================================================

The amounts of impaired loans outstanding at December 31, 1998, 1997 and 1996 and during 1998, 1997 and 1996 were immaterial.


Note 6 -- Premises and Equipment

December 31                                                                                    1998             1997
----------------------------------------------------------------------------------------------------------------------------
Land                                                                                        $  1,655,652      $  1,655,652
Buildings and improvements                                                                     7,520,851         7,516,037
Equipment                                                                                      9,428,578         9,121,990
                                                                                        ------------------------------------
         Total cost                                                                           18,605,081        18,293,679
Accumulated depreciation                                                                      (9,523,419)       (9,022,415)
                                                                                        ------------------------------------
         Net                                                                                $  9,081,662      $  9,271,264
                                                                                        ====================================

Note 7 -- Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $69,354,000, $67,022,000, and, $64,902,000, at December 31, 1998, 1997,
and 1996.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 1998 and 1997, totaled $358,417 and $210,234. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates were used to stratify the originated mortgage servicing rights.

Year Ended December 31                                                       1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------

Mortgage Servicing Rights
   Balances, January 1                                                    $     210,234    $     101,279  $              0
   Servicing rights capitalized                                                 254,740          130,650           103,567
   Amortization of servicing rights                                            (106,557)         (21,695)           (2,288)
                                                                       =====================================================
   Balances, December 31                                                  $     358,417    $     210,234     $     101,279
                                                                       =====================================================

                                      (47)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 -- Deposits

December 31                                                                                 1998               1997
----------------------------------------------------------------------------------------------------------------------------
Demand deposits                                                                           $148,655,592       $127,287,607
Savings deposits                                                                            61,983,329         46,368,736
Certificates and other time deposits of $100,000 or more                                    45,103,602         44,819,624
Other certificates and time deposits                                                       100,025,582        102,651,903
                                                                                     ---------------------------------------
         Total deposits                                                                   $355,768,105       $321,127,870
                                                                                     =======================================

Certificates and other time deposits maturing in years ending December 31,
   1999                                                                                      $118,963,558
   2000                                                                                        21,141,486
   2001                                                                                         3,586,685
   2002                                                                                           506,068
   2003                                                                                           931,387
                                                                                       --------------------
                                                                                             $145,129,184
                                                                                       ====================

Note 9 -- Short-Term Borrowings

December 31                                                                                    1998             1997
----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased                                                                   $       15,000     $     455,000
Securities sold under repurchase agreements                                                    9,371,310         7,993,064
U. S. Treasury demand notes                                                                      891,646         3,151,013
                                                                                        ------------------------------------
         Total short-term borrowings                                                         $10,277,956       $11,599,077
                                                                                        ====================================

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by various investment securities and such collateral is held by various institutions in safekeeping. The maximum amount of outstanding agreements at any month-end during 1998 and 1997 totaled $18,328,019 and $15,249,708 and the daily average of such agreements totaled $11,572,390 and $10,786,770 The agreements at December 31, 1998, mature within twelve months.

                                      (48)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 --         Federal Home Loan Bank Advances

December 31                                            1998           1997
                                                   ===========================

Federal Home Loan Bank advances, rates ranging
 from 5.05% to 6.84%, due at various dates through
 June, 2008                                        $17,904,373    $  2,954,140
                                                   ===========================

The Federal Home Loan Bank advances are secured by first-mortgage loans totaling $58,724,000. Advances are subject to restrictions or penalties in the event of repayment.

Maturities in years ending December 31

   1999                                  $       53,330
   2000                                          57,149
   2001                                          61,240
   2002                                          65,625
   2003                                          70,324
   Thereafter                                17,596,705
                                         -------------------
                                            $17,904,373
                                         ===================

Note 11 --         Stockholders' Equity

The Company has an employee stock option plan ("Plan") which is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, no compensation expense for the stock option grants has been recognized. Under this plan, the Company grants selected key officers stock option awards which vest and become fully exercisable after the fifth anniversary of date of the grant. Stock options granted under this plan shall expire ten years from date of grant. At December 31, 1998, there were options (not intended to be incentive stock options) for 17,250 shares outstanding. These options were granted on December 31, 1993, with an exercise price of $16.67 per share and a remaining contractual life of five years. No shares have been exercised pursuant to the Plan and no shares are vested or exercisable at December 31, 1998, 1997, and 1996. During 1997, options for 1,200 shares were forfeited.

The Company has a deferred compensation plan for nonemployee directors of the Company in which a participating director may defer directors fees in a fixed income fund or, alternatively, in the form of "phantom stock units." A deferred compensation account, for those directors electing to receive phantom stock, shall be credited with phantom stock units. Phantom stock units shall also be increased by any stock dividends or stock splits declared by the Company. At December 31, 1998 and 1997, $220,090 and $166,470 had been deferred and credited to equity from this plan, which represented 10,205 and 8,172 phantom stock units.

                                      (49)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 --         Income Tax

Year Ended December 31                                                       1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
Income tax expense
   Currently payable
     Federal                                                               $  2,369,359     $  1,988,381      $  2,328,323
     State                                                                        1,706            6,982            44,985
   Deferred
     Federal                                                                     24,758          322,598          (119,771)
                                                                       -----------------------------------------------------
         Total income tax expense                                          $  2,395,823     $  2,317,961      $  2,253,537
                                                                       =====================================================

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                                     $  2,722,464     $  2,519,746      $  2,302,977
   Tax exempt interest                                                         (356,022)        (266,477)         (258,912)
   Nondeductible expenses                                                        31,821           22,320           161,301
   Effect of state income taxes                                                   1,126            4,608            29,690
   Other                                                                         (3,566)          37,764            18,481
                                                                       -----------------------------------------------------
         Actual tax expense                                                $  2,395,823     $  2,317,961      $  2,253,537
                                                                       =====================================================

A cumulative net deferred tax liability is included in other liabilities. The components are as follows:


December 31                                                                                    1998             1997
----------------------------------------------------------------------------------------------------------------------------
Assets
   Loan losses                                                                             $     515,922     $     501,448
   Equipment sales                                                                                 8,029            11,206
   Other                                                                                             590             2,965
                                                                                        ------------------------------------
         Total assets                                                                            524,541           515,619
                                                                                        ------------------------------------
Liabilities
   Depreciation                                                                                  634,585           691,393
   Pensions and other employee benefits                                                          173,269           120,680
   Net unrealized gain on securities available for sale                                          320,331           195,827
   Discount accretion                                                                             30,647            43,129
   Mortgage servicing rights                                                                     121,862            71,480
                                                                                        ------------------------------------
         Total liabilities                                                                     1,280,694         1,122,509
                                                                                        ====================================
                                                                                          $     (756,153)   $     (606,890)
                                                                                        ====================================

The income tax expense (benefit) attributed to net gains or losses on sales of securities available for sale during 1998, 1997, and 1996 was approximately $22,436, $3,747, and $(2,675).

                                      (50)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 --         Other Comprehensive Income

                                                                                               1998
                                                                       -----------------------------------------------------
                                                                       Before-Tax Amount       Tax        Net-of-Tax Amount
Year Ended December 31                                                                       Expense
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains arising during the year                      $      432,177   $     (146,940)    $     285,237
   Less: reclassification adjustment for gains realized in net income            65,988          (22,436)           43,552
                                                                       =====================================================
   Other comprehensive income                                             $     366,189   $     (124,504)    $     241,685
                                                                       =====================================================


                                                                                               1997
                                                                       -----------------------------------------------------
                                                                       Before-Tax Amount       Tax        Net-of-Tax Amount
Year Ended December 31                                                                       Expense
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains arising during the year                        $    375,199     $   (120,459)    $     254,740
   Less: reclassification adjustment for gains realized in net income            11,019           (3,747)            7,272
                                                                       =====================================================
   Other comprehensive income                                              $    364,180    $    (116,712)     $    247,468
                                                                       =====================================================


                                                                                               1996
                                                                       -----------------------------------------------------
                                                                       Before-Tax Amount       Tax        Net-of-Tax Amount
Year Ended December 31                                                                       Benefit
----------------------------------------------------------------------------------------------------------------------------
Unrealized losses on securities:
   Unrealized holding losses arising during the year                     $    (424,922)     $   137,364      $   (287,558)
   Less: reclassification adjustment for losses realized in net income          (7,868)           2,675            (5,193)
                                                                       =====================================================
   Other comprehensive income                                            $    (417,054)    $    134,689     $    (282,365)
                                                                       =====================================================


Note 14 --         Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                       1998                1997
                                   --------------------------------

Commitments to extend credit       $57,150,000         $46,555,000
Standby letters of credit            1,224,000           4,626,000

                                      (51)

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


Note 15 --         Year 2000

Like all entities, the Company and subsidiaries are exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware;
transactions with customers, vendors, and other entities; and equipment dependent upon microchips. The Company has begun, but not yet completed, the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company and subsidiaries do business. If remediation efforts of the Company or third parties with which the Company and subsidiaries do business are not successful, the Year 2000 Issue could have negative effects on the Company's financial condition and results of operations in the near term.

Note 16 --         Dividends and Capital Restrictions

Without prior approval of the Comptroller of the Currency, Decatur Bank is restricted by national banking laws as to the maximum amount of dividends it can pay in any calendar year to Decatur Bank's retained net profits (as defined) for that year and the two preceding years. At January 1, 1999, Decatur Bank had available retained earnings of approximately $3,138,000 for the payment of dividends without obtaining prior regulatory approval.

Without prior approval, Shelby Bank is restricted by Illinois law and regulations of the Office of Banks and Real Estate, State of Illinois, and the FDIC as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, adjusted for defined bad debts. At January 1, 1999, Shelby Bank had available retained earnings of approximately $10,276,000 for the payment of dividends.

As a practical matter, the Banks restrict dividends to a lesser amount because of their goal to maintain a strong capital structure.

                                      (52)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 --         Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1998, the Company and Banks are categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1998 that management believes have changed the Company's or Banks' classification.

The Company's and Banks' actual and required capital amounts and ratios are as follows:


                                                                                 1998
                                            --------------------------------------------------------------------------------
                                                                          Required for Adequate          To Be Well
                                                       Actual                   Capital 1               Capitalized 1
                                            --------------------------------------------------------------------------------
December 31                                       Amount        Ratio       Amount        Ratio       Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------
Total capital 1 (to risk-weighted assets)
   Consolidated                                  $55,398,000     23.8%      $18,653,000   8.0%                      N/A
   Decatur Bank                                   36,340,000     17.5        16,595,000   8.0        $20,744,000    10.0%
   Shelby Bank                                    11,402,000     40.2         2,272,000   8.0          2,840,000    10.0

Tier I capital 1 (to risk-weighted assets)
   Consolidated                                   52,475,000     22.5         9,327,000   4.0                       N/A
   Decatur Bank                                   33,757,000     16.3         8,297,000   4.0         12,446,000     6.0
   Shelby Bank                                    11,243,000     39.6         1,136,000   4.0          1,704,000     6.0

Tier I capital 1 (to average assets)
   Consolidated                                   52,475,000     12.4        16,886,000   4.0                       N/A
   Decatur Bank                                   33,757,000      9.0        14,977,000   4.0         18,722,000     5.0
   Shelby Bank                                    11,243,000     16.1         2,799,000   4.0          3,499,000     5.0


                                      (53)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


                                                                                 1997
                                            --------------------------------------------------------------------------------
                                                                          Required for Adequate          To Be Well
                                                       Actual                   Capital 1               Capitalized 1
                                            --------------------------------------------------------------------------------
December 31                                       Amount        Ratio       Amount        Ratio       Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------
Total capital 1 (to risk-weighted assets)
   Consolidated                                  $54,203,000     26.8%      $16,151,000   8.0%                      N/A
   Decatur Bank                                   35,103,000     19.3        14,552,000   8.0        $18,190,000    10.0%
   Shelby Bank                                    12,075,000     45.4         2,128,000   8.0          2,660,000    10.0

Tier I capital 1 (to risk-weighted assets)
   Consolidated                                   51,667,000     25.6         8,075,000   4.0                       N/A
   Decatur Bank                                   32,815,000     18.0         7,276,000   4.0         10,914,000     6.0
   Shelby Bank                                    11,939,000     44.9         1,064,000   4.0          1,596,000     6.0

Tier I capital 1 (to average assets)
   Consolidated                                   51,667,000     13.0        15,897,000   4.0                       N/A
   Decatur Bank                                   32,815,000     10.2        12,813,000   4.0         16,016,000     5.0
   Shelby Bank                                    11,939,000     17.1         2,790,000   4.0          3,487,000     5.0


1 As defined by regulatory agencies

Note 18 --         Employee Benefit Plans

The Company's defined-benefit pension plan covers substantially all of Decatur Bank's and FirsTech's employees. The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements:


December 31                                                                  1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
   Benefit obligation at beginning of year                               $    7,329,830   $    7,143,765  $      6,591,863
   Service cost                                                                 333,557          313,654           345,998
   Interest cost                                                                515,981          481,060           469,549
   Actuarial (gain) loss                                                      2,025,857         (320,464)           26,901
   Benefits paid                                                               (333,369)        (288,185)         (290,546)
                                                                       -----------------------------------------------------
   Benefit obligation at end of year                                          9,871,856        7,329,830         7,143,765
                                                                       -----------------------------------------------------
Change in plan assets
   Fair value of plan assets at beginning of year                             9,606,834        8,315,335         7,547,099
   Actual return on plan assets                                               1,582,727        1,579,684         1,058,782
   Benefits paid                                                               (333,369)        (288,185)         (290,546)
                                                                       -----------------------------------------------------
   Fair value of plan assets at end of year                                  10,856,192        9,606,834         8,315,335
                                                                       -----------------------------------------------------

   Funded status                                                                984,336        2,277,004         1,171,570
   Unrecognized net actuarial (gain) loss                                       288,888         (954,917)          254,154
   Unrecognized prior service cost                                             (212,302)        (238,038)         (257,493)
   Unrecognized transition asset                                               (318,198)        (424,262)         (530,326)
                                                                       =====================================================
   Prepaid benefit cost                                                   $     742,724    $     659,787     $     637,905
                                                                       =====================================================

                                      (54)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Year Ended December 31                                                       1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
   Service Cost                                                           $     333,557    $     313,654     $     345,998
   Interest Cost                                                                515,981          481,060           469,549
   Expected return on plan assets                                              (799,956)        (691,077)         (629,396)
   Amortization of prior service cost                                           (25,736)         (19,455)          (19,455)
   Amortization of transitional asset                                          (106,064)        (106,064)         (106,064)
   Recognized net actuarial (gain) loss                                            (719)
                                                                       =====================================================
   Net periodic benefit cost                                             $      (82,937)   $     (21,882)    $      60,632
                                                                       =====================================================
Assumptions used in the accounting were:
   Discount Rate                                                                 7.00%            7.25%             7.25%
   Rate of increase in compensation                                              5.00%            5.00%             5.00%
   Expected long-term rate of return on assets                                   8.50%            8.50%             8.50%


Decatur Bank and FirsTech have a retirement savings 401(k) plan in which substantially all employees may participate. Under this plan, employees are able to make payroll deferrals not to exceed 15% of a participant's compensation. No matching contributions are made by the Company.

Decatur Bank and FirsTech also have an Employee Stock Ownership Plan covering substantially all employees. The cost of the plan is borne by Decatur Bank and FirsTech through contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors. The contributions to the plan in 1998, 1997 and 1996 were $185,000, $173,000, and $156,000.

Shelby Bank has a profit sharing plan covering substantially all employees. Profit sharing expense for this plan was $54,488, $46,902, and $44,948 for 1998, 1997 and 1996.

Note 19 --         Related Party Transactions

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 1998                            $ 3,038,000
Changes in composition of related parties                 98,000
New loans, including renewals                          2,512,000
Payments, etc., including renewals                    (1,416,000)
                                                 ===================
Balances, December 31, 1998                          $ 4,232,000
                                                 ===================

Deposits from related parties held by the Banks at December 31, 1998 and 1997 totaled $3,418,000 and $3,154,000.

                                      (55)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 20 --         Earnings Per Share

Earnings per share (EPS) were computed as follows:

                                Year Ended December 31, 1998      Year Ended December 31, 1997     Year Ended December 31, 1996
                              -----------------------------------------------------------------------------------------------------
                                           Weighted      Per                 Weighted     Per                 Weighted      Per
                                            Average     Share                 Average    Share                 Average   Share
                                Income       Shares    Amount     Income       Shares    Amount    Income       Shares    Amount
                              -----------------------------------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to
     common stockholders       $5,611,424   2,882,370     $1.95  $5,093,058   2,885,090    $1.77  $4,519,924   2,900,533     $1.56
Effect of Dilutive Securities
   Stock options                                7,351                             3,557                            3,804
   Phantom stock units                          8,238                             7,157                            5,862
                              -----------------------------------------------------------------------------------------------------
Diluted Earnings Per Share
   Income available to
     common stockholders and
     assumed  conversions      $5,611,424   2,897,959     $1.94  $5,093,058   2,895,804    $1.76  $4,519,924   2,910,199     $1.55
                              =====================================================================================================


Note 21 --         Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents -- The fair value of cash and cash equivalents approximates carrying value.

Securities and Mortgaged-Backed Securities -- Fair values are based on quoted market prices.

Loans -- For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable -- The fair values of interest receivable/payable approximate carrying values.

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

Federal Funds Purchased and Securities Sold Under Repurchase Agreements--Federal funds purchased and securities sold under repurchase agreements are short-term borrowing arrangements. The rates at December 31, 1998 and 1997 approximate market rates, thus, the fair value approximates carrying value.

U.S. Treasury Demand Notes -- The fair value of U.S. Treasury demand notes approximates carrying value.

FHLB Advances -- The fair value of these borrowings is estimated using discounted cash flow analysis using interest rates currently available for FHLB advances with similar terms.

                                      (56)

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

The estimated fair values of the Company's financial instruments are as follows:

                                                                    1998                               1997
                                                     -----------------------------------------------------------------------
                                                          Carrying           Fair            Carrying           Fair
December 31                                                Amount            Value            Amount            Value
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                             $ 43,369,165     $ 43,369,165      $ 40,024,696     $ 40,024,696
   Investment securities
     Available for sale                                   137,688,906      137,688,906       106,600,089      106,600,089
     Held to maturity                                      25,567,253       26,150,193        31,758,682       32,176,190
   Loans                                                  214,812,279      227,500,454       196,522,407      207,630,728
   Interest receivable                                      4,258,552        4,258,552         3,511,452        3,511,452

Liabilities
   Deposits                                               355,768,105      356,726,544       321,127,870      324,561,770
   Federal funds purchased and securities sold under
     repurchase agreements                                  9,386,310        9,386,310         8,448,064        8,448,064
   U.S. Treasury demand notes                                 891,646          891,646         3,151,013        3,151,013
   FHLB advances                                           17,904,373       18,090,023         2,954,140        2,985,306
   Interest payable                                         2,487,981        2,487,981         2,393,781        2,393,781

Off-balance sheet assets (liabilities)
   Commitments to extend credit                                     0                0                 0                0
   Standby letters of credit                                        0                0                 0                0


Note 22 --         Business Industry Segments

The Company currently operates in two industry segments. The primary business involves providing the typical banking services of generating loans and receiving deposits from customers. The Company also provides remittance processing and remittance collection services. The following is a summary of selected data for the various business segments:


                                         Banking         Remittance
                                        Services          Services        Company (1)      Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
1998
   Total interest income                 $27,606,774    $     126,510                     $     (126,510)      $27,606,774
   Total non-interest income               4,400,676        5,753,214     $     140,889         (676,011)        9,618,768
   Total interest expense                 13,026,700                                            (126,510)       12,900,190
   Total non-interest expense             11,265,806        5,317,631           136,679         (676,011)       16,044,105
   Income before income tax                7,440,944          562,093             4,210                          8,007,247
   Income tax expense                      2,199,453          194,938             1,432                          2,395,823
   Total assets                          438,563,027        5,331,970        53,359,620      (55,562,255)      441,692,362
   Capital expenditures                      836,694          274,193                                            1,110,887
   Depreciation and amortization             970,601          332,000            24,120                          1,326,721


                                      (57)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


                                         Banking         Remittance
                                        Services          Services        Company (1)      Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
1997
   Total interest income                 $26,321,431   $       68,781                     $      (68,781)      $26,321,431
   Total non-interest income               3,984,798        4,769,532     $     140,654         (534,452)        8,360,532
   Total interest expense                 11,784,986                                             (68,781)       11,716,205
   Total non-interest expense             11,352,176        4,202,700           102,315         (534,452)       15,122,739
   Income before income tax                6,737,067          635,613            38,339                          7,411,019
   Income tax expense                      2,078,283          226,643            13,035                          2,317,961
   Total assets                          389,659,511        5,225,033        52,300,955      (54,948,133)      392,237,366
   Capital expenditures                      299,553          266,797                                              566,350
   Depreciation and amortization           1,080,848          384,300            24,000                          1,489,148

1996
   Total interest income                  25,477,859           46,896                            (46,896)       25,477,859
   Total non-interest income               3,850,088        6,183,478           145,951         (508,387)        9,671,130
   Total interest expense                 11,665,524                                             (46,896)       11,618,628
   Total non-interest expense             11,170,194        5,456,380           328,713         (508,387)       16,446,900
   Income (loss) before income tax         6,182,229          773,994          (182,762)                         6,773,461
   Income tax expense (benefit)            1,968,681          300,403           (15,547)                         2,253,537
   Total assets                          391,594,756        4,921,160        48,521,772      (50,914,827)      394,122,861
   Capital expenditures                      520,373          307,418                                              827,791
   Depreciation and amortization           1,018,082          704,000            24,385                          1,746,467


(1) Excludes dividend income received from subsidiaries.

Information related to services or transfers between business segments is not reflected because such items are immaterial.


Note 23 --         Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                                                  Condensed Balance Sheet
December 31                                                                                    1998             1997
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash                                                                                    $     978,217     $     302,695
   Investment in Banks                                                                        45,536,165        45,365,229
   Investment in FirsTech                                                                      5,462,609         5,282,809
   Other assets                                                                                1,443,047         1,398,070
                                                                                        ------------------------------------
         Total assets                                                                        $53,420,038       $52,348,803
                                                                                        ====================================

Liabilities                                                                               $       51,710     $      49,600
Stockholders' Equity                                                                          53,368,328        52,299,203
                                                                                        ------------------------------------
         Total liabilities and stockholders' equity                                          $53,420,038       $52,348,803
                                                                                        ====================================


                                      (58)

First Decatur Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


                                               Condensed Statement of Income

Year Ended December 31                                                       1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
Income
   Dividends from Banks                                                   $  5,312,239     $  1,397,837      $  1,367,709
   Dividends from FirsTech                                                     187,355          187,102           159,078
   Other income                                                                140,889          140,654           145,951
                                                                       -----------------------------------------------------
         Total income                                                        5,640,483        1,725,593         1,672,738
                                                                       -----------------------------------------------------
Expenses                                                                       136,679          102,315           328,713
                                                                       -----------------------------------------------------
Income before income tax and equity in undistributed income of
   subsidiaries                                                              5,503,804        1,623,278         1,344,025
   Income tax expense                                                            1,432           13,035               690
                                                                       -----------------------------------------------------

Income before equity in undistributed income of subsidiaries                 5,502,372        1,610,243         1,343,335
Equity in undistributed income of subsidiaries                                 109,052        3,482,815         3,176,589
                                                                       =====================================================
Net Income                                                                $  5,611,424     $  5,093,058      $  4,519,924
                                                                       =====================================================



                                             Condensed Statement of Cash Flows
Year Ended December 31                                                       1998              1997             1996
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                             $  5,611,424     $  5,093,058      $  4,519,924
   Adjustments to reconcile net income to net cash provided by operating activities
     Equity in undistributed income of subsidiaries                           (109,052)      (3,482,815)       (3,176,589)
     Depreciation                                                               24,120           24,000            24,385
     Net changes in
       Other assets                                                            (15,476)          86,420           165,066
       Liabilities                                                               2,110           22,138            (2,708)
                                                                       -----------------------------------------------------
     Net cash provided by operating activities                               5,513,126        1,742,801         1,530,078

Financing Activities
   Dividends paid                                                           (1,499,594)      (1,384,837)       (1,277,085)
   Cash payment to acquisition dissenter                                                                         (125,024)
   Net treasury stock transactions                                          (3,338,010)        (171,404)         (275,505)
                                                                       -----------------------------------------------------
         Net cash used by financing activities                              (4,837,604)      (1,556,241)       (1,677,614)
                                                                       -----------------------------------------------------
Net Change in Cash                                                             675,522          186,560          (147,536)
Cash at Beginning of Year                                                      302,695          116,135           263,671
                                                                       -----------------------------------------------------
Cash at End of Year                                                        $   978,217      $   302,695       $   116,135
                                                                       =====================================================


                                      (59)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning each person who is currently a director of Bancshares and each person who is currently an executive officer of Bancshares:

Name                          Age     Bancshares Position                           General Information
----------------------------  ------- --------------------------------------------  --------------------------------------------
Ritchie G. Barnett            61      Senior Vice  President and Trust Officer of   Senior Vice  President and Trust Officer of
                                      the Decatur Bank                              the  Decatur  Bank since 1984 and  employed
                                                                                    by the Decatur Bank since 1965.

Milton J. Brahier             57      Director  and   President  of  the  Decatur   Director  and   President  of  the  of  the
                                      Bank; and Director of the Shelby Bank         Decatur  Bank  since 1997 and  employed  by
                                                                                    the Decatur Bank since March 1987.

J. Gerald Demirjian           66      Director of Bancshares,  the Decatur Bank ,   President   of  Climate   Control  Inc.  in
                                      and FirsTech                                  Decatur,  Illinois.  Climate  Control  Inc.
                                                                                    manufactures air conditioning  compressors,
                                                                                    carbon  seals  and  carburetion  equipment.
                                                                                    Mr.   Demirjian  has  been  a  director  of
                                                                                    Bancshares since March 1995.

Tom R. Dickes                 71      Chairman  of  the  Board  and  Director  of   Chairman  of  the  Board  of  Christy-Foltz
                                      Bancshares   and  the   Decatur   Bank  and   Inc., a  construction  contracting  company
                                      Director of FirsTech                          located in Decatur,  Illinois.  Mr.  Dickes
                                                                                    has been a  director  of  Bancshares  since
                                                                                    1981.

William T. Eichenauer         69      Director of Bancshares,  the Decatur Bank ,   Chairman  and Chief  Executive  Officer  of
                                      and FirsTech                                  Eichenauer  Services,  Inc., a  distributor
                                                                                    and   servicer  of  food   equipment.   Mr.
                                                                                    Eichenauer   has   been   a   director   of
                                                                                    Bancshares since 1994.

Pete P. Grosso                63      Secretary and  Treasurer of Bancshares  and   Secretary   and   Treasurer  of  Bancshares
                                      Senior Vice President/Personal  Banking and   since  1980  and  has  been   Senior   Vice
                                      Cashier of the Decatur Bank                   President  and Cashier of the Decatur  Bank
                                                                                    since 1991.

Larry D. Haab                 61      Director of Bancshares,  the Decatur Bank ,   Retired Director,  Chairman,  President and
                                      and FirsTech                                  Chief  Executive  Officer of Illinois Power
                                                                                    Company,   a   public   electric   and  gas
                                                                                    utility.    He   was   also   director   of
                                                                                    Illinova,  the holding company for Illinois
                                                                                    Power   Company.   Mr.   Haab  has  been  a
                                                                                    director of Bancshares since 1987.

Fred L. Kenney                40      Director of Bancshares,  the Decatur Bank ,   Attorney for Winters, Featherstun,  Gaumer,
                                      and FirsTech                                  Kenney,   Postlewait  and  Stocks.  He  has
                                                                                    been a director of Bancshares  since March,
                                                                                    1996.

                                      (60)


Name                          Age     Bancshares Position                           General Information
----------------------------  ------- --------------------------------------------  --------------------------------------------
Gary S. Likins                58      Director of Bancshares,  the Decatur Bank ,   President  of  BLDD  Architects,  Inc.,  an
                                      and FirsTech                                  architectural  firm in  Decatur,  Illinois.

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

John W. Luttrell              67      Director  and Chief  Executive  Officer  of   Director and President of Bancshares  since
                                      Bancshares;  Director of the Decatur  Bank;   1980.  In  addition,  he has been  employed
                                      Chairman  of  the  Board  and  Director  of   by  and a  Director  of  the  Decatur  Bank
                                      FirsTech; and Director of the Shelby Bank     since 1962 and 1967, respectively.

Robert M. Pancoast            53      Senior Vice  President and Trust Officer of   Senior Vice  President and Trust Officer of
                                      the Shelby  Bank;  Director  of the Decatur   the  Shelby   Bank  since  1984  and  1978,
                                      Bank and the Shelby Bank                      respectively.  He has been  employed by and
                                                                                    director  of the Shelby Bank since 1971 and
                                                                                    1978,  respectively.  Mr. Pancoast has been
                                                                                    a director  of the  Decatur  Bank since May
                                                                                    1996.  In  addition,  he  is  President  of
                                                                                    Shelbyville      Abstract     and     Title
                                                                                    Corporation,   an  abstracting   and  title
                                                                                    insurance firm in Shelbyville.

William E. Penhallegon        53      Director of Bancshares,  the Decatur Bank ,   Mr.  Penhallegon  is a  farm  operator.  He
                                      and FirsTech                                  has been a  director  of  Bancshares  since
                                                                                    1988.


Tom Sloan                     48      Director of Bancshares,  the Decatur Bank ,   President  and Chief  Executive  Officer of
                                      and FirsTech                                  Sloan  Implement  Co.,  Inc.,  a John Deere
                                                                                    implement  dealer in Assumption,  Illinois.
                                                                                    He has been a director of Bancshares  since
                                                                                    March 1995.

Jack L. Tate                  59      President of the Shelby  Bank;  Director of   President  of the Shelby  Bank since  1972.
                                      Bancshares,   the  Decatur   Bank  and  the   In  addition,  he has been  employed  and a
                                      Shelby Bank                                   director  of the Shelby Bank since 1960 and
                                                                                    1965,  respectively.  Mr.  Tate  has been a
                                                                                    director  of  Bancshares  and  the  Decatur
                                                                                    Bank since May 1996.

H. Gale Zacheis               60      Director of Bancshares,  the Decatur Bank ,   Practicing   physician   and   surgeon   in
                                      and FirsTech                                  Decatur,  Illinois.  He has been a director
                                                                                    of Bancshares since 1990.


ITEM 11.  EXECUTIVE COMPENSATION

     The executive officers of Bancshares do not receive compensation from Bancshares in their capacities as officers thereof, but instead receive compensation in their capacities as officers of the Decatur Bank, FirsTech and the Shelby Bank.

Annual Compensation

     The following table sets forth compensation for the years presented for services in all capacities for Bancshares, the Decatur Bank, FirsTech and the Shelby Bank by the President of Bancshares and the three executive officers who earned greater than $100,000 in salary and bonus during the fiscal

                                      (61)
year ended December 31, 1998. No other executive officer of Bancshares or its subsidiaries earned greater than $100,000 in salary and bonus during the fiscal year ended December 31, 1998.

                                                                                  Annual Compensation (1)
                                                                ------------------------------------------------------------
                                                                                                           All Other
                           Employee                              Year     Salary ($)    Bonus ($)     Compensation ($) (2)
--------------------------------------------------------------- -------- ------------- ------------- -----------------------
John W. Luttrell                                                1998          210,000        37,500      11,154.71 (3)
  President and Chief Executive Officer of Bancshares;          1997          210,000        30,000      15,054.56
  Director of the Decatur Bank,  Chairman of the Board          1996          210,000        28,000      14,352.21
  and Director of FirsTech; and Director of the Shelby
  Bank

Milton J. Brahier                                               1998          145,000        25,000       7,153.74 (4)
  Director and President of the Decatur Bank; and               1997          135,000        20,000       7,122.67
  Director of the Shelby Bank                                   1996          120,000        16,000       8,784.38

Matthew C. Graves (5)                                           1997            3,923
  Vice President/Financial Officer of the Decatur Bank          1996          102,000        10,000       5,257.86
  And President of FirsTech

 Pete P. Grosso                                                 1998           98,000        12,000       4,862.25 (6)
  Secretary and Treasurer of Bancshares and Senior Vice         1997           95,000        10,500       6,338.95
  President/Personal Banking and Cashier of the Decatur         1996           88,000        10,000       5,770.54
  Bank

Jack L. Tate                                                    1998          102,707        15,406       7,763.02 (7)
  President of the Shelby Bank; Director of                     1997           97,515        14,550       7,306.32
  Bancshares,  the Decatur Bank and the Shelby Bank             1996           93,500        14,025       7,012.50

Robert Pancoast                                                 1998           86,707        13,006       6,503.01 (8)
   Senior Vice President and Trust Officer of the               1997           82,630        11,850       6,189.86
   Shelby Bank; Director of the Decatur Bank                    1996           79,100        11,265       5,929.50
   and the Shelby Bank


     (1) None of the named executive officers received any perquisites or other personal benefits, securities or property in an amount exceeding 10% of his salary and bonus during the period listed.

     (2) All allocations to Bancshares Employee Stock Ownership Plan (the "ESOP") referenced in this column represents allocations determined in the current year for service in the prior year. Bancshares has not finalized the allocations to the ESOP accounts for service in 1998.

     (3) Includes $6,728.71 in allocations to Mr. Luttrell's account under the ESOP and $4,426.00 in term life insurance premiums paid.

     (4) Includes $6,453.74 in allocations to Mr. Brahier's account under the ESOP and $700.00 in term life insurance premiums paid.

     (5) Mr. Graves gave his resignation during December of 1996, effective January 10, 1997.

     (6) Includes $4,425.25 in allocations to Mr. Grosso's account under the ESOP and $437.00 in term life insurance premiums paid.

     (7)  Represents  Mr. Tate's  allocation  of the Shelby Bank Profit  Sharing
Plan.

     (8) Represents Mr. Pancoast's allocation of the Shelby Bank Profit Sharing Plan.

                                      (62)

     The following table shows for each of the named executives the number and value of unexercised stock options at the end of fiscal year 1997.

                                         FISCAL YEAR-END OPTION/SAR VALUES
                                    Number of Securities Underlying                 Value of Unexercised
                                        Unexercised Options Held                    in-the-Money Options
                                           at Fiscal Year-End                        at Fiscal Year-End
Name                              Exercisable         Unexercisable         Exercisable        Unexercisable (1)
------------------------------- ----------------- ----------------------- ----------------- ------------------------
John W. Luttrell                       0                          15,000         0                         $154,950
Milton J. Brahier                      0                           1,500         0                           15,495

     (1) Based upon an assumed fair market value of a share of Bancshares Common Stock at December 31, 1998 of $28.00.

     No stock options were granted or exercised during the 1998 fiscal year. During 1997 1,200 shares were forfeited during the year due to the resignation of Mr. Graves, effective January 10, 1997. None of the issued options were exercisable at December 31, 1998, but become exercisable on January 1, 1999.

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

     As of December 31, 1998, the estimated annual pension benefits payable upon retirement at age 65 for the executive officers named above in the Summary Compensation Table are as follows: $150,000 for Mr. Luttrell, $60,000 for Mr. Brahier, and $65,000 for Mr. Grosso. These estimates are based on the assumptions that each of the officers, will remain as employees of Bancshares until age 65 without an increase from 1996 levels in the compensation included for purposes of the RIP and that the annual benefit rate remains 2.75% of total annual compensation.

Director Compensation

     During 1998, Tom R. Dickes, Chairman of the Board of Bancshares, received a monthly retainer of $2,583.33. He did not receive any other compensation for board meetings attended. All other non-employee directors of Bancshares received a monthly retainer of $416.66 in 1998. In addition, for each regular monthly Bancshares board meeting attended, each non-employee director received $350; and for each special board meeting of Bancshares, the Decatur Bank or FirsTech

                                      (63)
attended and for each committee meeting of Bancshares, the Decatur Bank or FirsTech attended, each non-employee director received $175. Directors of Bancshares who are directors of the Decatur Bank and FirsTech do not receive any additional compensation for regular monthly meetings of the boards of the Decatur and FirsTech. Employee directors do not receive any compensation for serving as directors.

     In lieu of receiving cash payments for attendance at board and committee meetings, non-employee directors of Bancshares may participate in a deferred directors compensation program which was adopted June 30, 1994. Under the plan, a non-employee director may defer director fees into a fixed income fund maintained by the trust department of the Decatur Bank or, alternatively, may receive phantom stock units in lieu of director fees. Bancshares maintains a record of the number of phantom stock units each director acquires through the deferral fees. Phantom stock units are purchased at a price equal to the market price of Bancshares Common Stock based upon the most recent purchase of stock by Bancshares. Each participating director's account is increased by an amount equal to any stock dividend or stock split declared and paid by Bancshares. At December 31, 1998, 7 non-employee directors had deferred an aggregate of $220,090 in director fees, which represented 10,265 phantom stock units.

     During 1998, directors of the Shelby Bank received $600 for each regular monthly board meeting attended and $400 for each special board meeting attended. In addition, there is a $3,500 annual retainer fee for members of the Loan Committee and Audit Committee. Jack L. Tate and Robert M. Pancoast each received a $1,000 annual retainer fee as Chairmen of the Loan and Trust Advisory Committees, respectively.

     Bancshares maintains a compensation committee consisting of six members of the Board of Directors. The following directors are members of the compensation committee: Tom Dickes, John Luttrell, Gary Likins, William Penhallegon, Fred Kenney and Gale Zacheis. Mr. Luttrell is the only executive officer who is a member of the committee.

Employment Contracts

     Bancshares and the Decatur Bank have entered into individual employment agreements with Messrs. Luttrell, Brahier and Grosso. The agreements were made as of June 1, 1987 for an initial term of employment through December 31, 1989 and successive three-year periods thereafter. The current period expired December 31, 1998. Neither Bancshares nor either employee has delivered notice terminating such agreements; accordingly, the agreements will continue for an additional three-year period until December 31, 2001, unless sooner terminated by their respective terms. The employment agreements set forth the monthly salary and general benefits to be provided Messrs. Luttrell, Brahier and Grosso. The employment agreements are terminable by the employee upon 30 days' notice to Bancshares. Bancshares may terminate the employment agreement for cause, such as fraud or illegal acts, and upon 30 days' written notice, without cause. If the employee is terminated without cause, the Decatur Bank is required to pay the employee a severance payment equal to two times the employee's then current annual salary. Messrs. Luttrell, Brahier and Grosso also are entitled to receive such severance payment amount in the event of involuntary termination due to a permanent disability.

     In the event the employment agreements with Mr. Luttrell, Mr. Brahier or Mr. Grosso are involuntarily terminated within two years of a change in control of the Decatur Bank, either terminated employee is entitled to receive a lump sum cash payment equal to 200% of such employee's then current base salary. A change in control is defined in the employment agreements as the acquisition of

                                      (64)

40% or more of the voting control of the Decatur Bank by any one person or group or a change in the majority of the board of directors following a successful tender offer, merger or other business combination.

     Bancshares and Shelby Bank have entered into an agreement with Messrs. Tate and Pancoast. The agreement provides that Messrs. Tate and Pancoast will be employed by the Shelby Bank in his current positions for a five year period (beginning April 1, 1996) at an agreed upon salary and benefits. The employee may be terminated with or without cause; however, if the employee is terminated without cause the Shelby Bank is required to pay the employee a severance payment equal to what the employee would have been paid under the term of the agreement and is required to allow the employee to continue to participate in all employee benefit plans as if the employee continued to be an employee of the Shelby Bank for the remaining term of the five-year period. During the term of the agreement and for a five-year period after the employee's employment is terminated ("Noncompete Period"), the employee has agreed not to compete with Bancshares within a 60-mile radius around the Shelby Bank. However, if a Change in Control relating to Bancshares or the Shelby Bank occurs, the employee will not be subject to the noncompetition provisions except that the employee will be subject to such noncompete provision during such part of the Noncompete Period the employee is paid monthly compensation equal to the employee's most recent salary. The agreement defines the term "Change in Control" to mean the acquisition by one entity, person or group (other than an entity in which Bancshares holds more than 50% of the voting stock) of 40% or more of the voting stock of Bancshares or the Shelby Bank or a change in the majority of the board of directors of Bancshares or the Shelby Bank after a successful tender offer, merger or other business combination, excluding any merger or other business combination with any entity in which Bancshares holds more than 50% of the voting stock of such entity.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding Bancshares' Common Stock beneficially owned on December 31, 1998 with respect to all persons known to Bancshares to be the beneficial owner of more than five percent of Bancshares' Common Stock, each director and nominee, each executive officer named in the Summary Compensation Table and all directors and executive officers of Bancshares as a group.

                                      (65)


                      Name of Beneficial Owner                        Number of Shares          % of Class
                                                                                                   (1)
--------------------------------------------------------------------- -----------------        -------------
5% Stockholders:

CEDE & Co.                                                                     286,752  (2)          10.36%

  P.O. Box 20

  Bowling Green Station

  New York, NY 10274


The First National Bank of Decatur, as Trustee                                 482,373  (3)          17.42%

  130 North Water Street

  Decatur, IL  62523


John Robinson Bumstead                                                         141,858                5.12%

  11 Downing Way

  Madison CN 06443


Directors:

Milton J. Brahier                                                                9,456  (4)               *

J. Gerald Demirjian                                                                500                    *

Tom R. Dickes                                                                  156,226  (5)           5.64%

William T. Eichenauer                                                            1,000                    *

Larry D. Haab                                                                    3,600                    *

Fred L. Kenney                                                                   1,970  (6)               *

Gary S. Likins                                                                   1,050                    *

John W. Luttrell                                                                33,145  (7)           1.20%

Robert M. Pancoast                                                              21,225                    *

William E. Penhallegon                                                           5,358  (8)               *

Tom Sloan                                                                       14,636                    *

Jack L. Tate                                                                    33,500                1.21%

H. Gale Zacheis, M.D.                                                            4,900  (9)               *


Directors as a group (13 persons)                                              286,566               10.35%


         *      Less than one percent.

     (1) Based upon 2,768,942 issued and outstanding shares of Bancshares Common Stock at December 31, 1998.

                                      (66)

     (2) CEDE & Co. holds such shares as nominee for Midwest Clearing House, a clearing operation or brokerage firms. Bancshares does not have any additional information regarding the ownership of such shares.

     (3) Includes 122,954 shares held as trustee of Bancshares's ESOP and 359,419 shares held as trustee of other individual trusts, none of which beneficially holds five percent or more of Bancshares Common Stock.

     (4) Includes 500 shares held individually, 2,100 shares held in an individual retirement account, 1,800 shares held in joint tenancy with his spouse, 3,228 shares (rounded to nearest whole share) in the ESOP and 1,828 shares held by spouse individually.

     (5) Includes 134,976 shares held individually and 21,250 shares held by spouse individually.

     (6) Includes 780 shares held individually, 1,000 shares held in joint tenancy with his spouse, and 190 shares held by spouse individually.

     (7) Includes 12,750 shares held individually, 3,671 shares held in an individual retirement account, 12,724 shares (rounded to nearest whole share) in the ESOP and 4,000 shares held by his spouse individually.

     (8) Includes 5,058 shares held individually and 300 shares held by his spouse individually.

     (9) Includes 4,300 shares held individually and 600 shares held by his spouse individually.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 1994, the Decatur Bank has paid Christy-Foltz Inc. a total of approximately $128,000 for construction services in connection with remodeling and repairing the Decatur Bank's offices. Tom R. Dickes, Chairman of the Board of Bancshares, is a shareholder and Chairman of the Board of Christy-Foltz Inc.

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

     The Decatur Bank and the Shelby Bank has made loans to its directors, officers and employees in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time the loan was originated for comparable transactions with non-affiliated persons and do not, in the opinion of Bancshares, involve more than the normal risk of collectibility or present any other unfavorable features. As of December 31, 1998, the Decatur Bank and the Shelby Bank had an aggregate of approximately $4.2 million of outstanding loans to its directors and executive officers and their affiliates.

                                      (67)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statement Schedules

     The  following   consolidated   financial  statements  and  financial
     statement schedules of the registrant are filed as part of this document under Item 8, Financial Statements:

     Consolidated Balance Sheet - December 31, 1998 and 1997

     Consolidated Statement of Income - For the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statement of Changes in Stockholders' Equity - For the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statement of Cash Flows - For the Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements - For the Years Ended December 31, 1998, 1997 and 1996


(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1998.


(c)  Exhibits

     The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

                                      (68)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST DECATUR BANCSHARES, INC.

                              By: /s/ John W. Luttrell            3/9/99
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

By: /s/ John W. Luttrell          3/9/99     By: /s/ Tom R. Dickes       3/9/99
    ---------------------------   -------        ---------------------- -------
    John W. Luttrell, President   Date           Tom R. Dickes,         Date
    and Chief Executive Officer                  Chairman of the Board

By: /s/ Craig A. Wells            3/9/99
    ---------------------------   ------
    Craig A. Wells, Principal     Date
    Principal Financial and
    Controller

By: /s/ Milton J. Brahier         3/9/99      By: /s/ Gerald Demirjian   3/9/99
    ---------------------------   -------         ---------------------- ------
    Milton J. Brahier,            Date            Gerald Demirjian,      Date
    Director                                      Director

By: /s/ William Eichenauer        3/9/99      By:
    ---------------------------   -------         ---------------------- ------
    William Eichenauer,           Date            Larry D. Haab,         Date
    Director                                      Director

By:                                           By: /s/ Gary S. Likins     3/9/99
    ---------------------------   -------         ---------------------- -------
    Fred L. Kenney,               Date            Gary S. Likins,        Date
    Director                                      Director

By: /s/ William E. Penhallegon    3/9/99      By: /s/ Tom Sloan          3/9/99
    ---------------------------   -------         ---------------------- -------
    William E. Penhallegon,       Date            Tom Sloan,             Date
    Director                                      Director

By: /s/ Jack L. Tate              3/9/99      By: /s/ H. Gale Zacheis    3/9/99
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


                                      (69)

                                  EXHIBIT INDEX

   Exhibit
     No.                               Description                               Filing or Incorporation Reference
-------------     ------------------------------------------------------    ------------------------------------------------------
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

10.1              First Decatur Bancshares,  Inc. Employee Stock Option     Incorporated  by  reference  to Exhibits  10.1 to the
                  Plan                                                      Registrant's Form S-4,  Registration  Statement filed
                                                                            on December 13, 1995, Registration No. 33-80333

10.2              Employment  Contract  dated as of June 1,  1997  with     Incorporated  by  reference  to Exhibits  10.2 to the
                  John W. Luttrell                                          Registrant's Form S-4,  Registration  Statement filed
                                                                            on December 13, 1995, Registration No. 33-80333

10.3              Employment  Contract  dated as of June 3,  1987  with     Incorporated  by  reference  to Exhibits  10.3 to the
                  Milton J. Brahier                                         Registrant's Form S-4,  Registration  Statement filed
                                                                            on December 13, 1995, Registration No. 33-80333

10.4              Employment  Contract  dated as of June 1,  1987  with     Incorporated  by  reference  to Exhibits  10.4 to the
                  Pete P. Grosso                                            Registrant's Form S-4,  Registration  Statement filed
                                                                            on December 13, 1995, Registration No. 33-80333

10.5              Employment Agreement with Jackie L. Tate                  Incorporated  by  reference  to Exhibits  10.5 to the
                                                                            Registrant's Form S-4,  Registration  Statement filed
                                                                            on December 13, 1995, Registration No. 33-80333

10.6              Employment Agreement with Robert M. Pancoast              Incorporated  by  reference  to Exhibits  10.6 to the
                                                                            Registrant's Form S-4,  Registration  Statement filed
                                                                            on December 13, 1995, Registration No. 33-80333

21.1              Subsidiaries of the Registrant                            Filed herewith

27.1              Financial Data Schedule                                   Filed herewith

                                      (70)