Form 10-Q
period 1999-03-31
FIRST DECATUR BANCSHARES INC
filed 1999-05-04
CIK 319033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                    Yes X No


2,766,490 shares of the Registrant's common stock, par value $.01 per share, were outstanding at March 31, 1999.

                         FIRST DECATUR BANCSHARES, INC.
                 FORM 10-Q FOR THREE MONTHS ENDED MARCH 31, 1999
                                      INDEX

                                                                                               Page
PART I - FINANCIAL INFORMATION                                                                   3

         Item 1.           Condensed Consolidated Financial Statements                           3
         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                  11
         Item 3.           Quantitative and Qualitative Disclosures About Market Risk           15


PART II - OTHER INFORMATION                                                                     18

         Item 1.           Legal Proceedings                                                    18
         Item 2.           Changes in Securities                                                18
         Item 3.           Defaults upon Senior Securities                                      18
         Item 4.           Submission of Matters to a Vote of Security Holders                  18
         Item 5.           Other Information                                                    19
         Item 6.           Exhibits and Reports on Form 8-K                                     19


SIGNATURES                                                                                      19

EXHIBIT 11.                Computation of Earnings per Share                                    20

                                      (2)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST DECATUR BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     March 31,          December 31,
                                                                                       1999                 1998
                                                                            -------------------- --------------------
                                                                                    (Unaudited)
Assets
     Cash and due from banks                                                       $     34,587         $     30,114
     Federal funds sold                                                                  13,650               13,255
                                                                            -------------------- --------------------
          Cash and cash equivalents                                                      48,237               43,369

     Securities available for sale                                                      133,193              137,689
     Securities held to maturity                                                         24,303               25,567
     Loans, net                                                                         216,771              214,812
     Premises and equipment                                                               9,034                9,082
     Other assets                                                                        11,758               11,173
                                                                            ==================== ====================
               Total assets                                                        $    443,296         $    441,692
                                                                            ==================== ====================

Liabilities
     Deposits
        Noninterest bearing                                                        $     64,273         $     65,894
        Interest bearing                                                                291,026              289,874
                                                                            -------------------- --------------------
          Total Deposits                                                                355,299              355,768

     Short-term borrowings                                                               10,967               10,278
     Federal Home Loan Bank advances                                                     17,891               17,904
     Other liabilities                                                                    5,252                4,374
                                                                            -------------------- --------------------
               Total liabilities                                                        389,409              388,324
                                                                            -------------------- --------------------

Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000 shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000 shares;
        Issued 2,909,397 shares of which 142,907 shares and 140,455
        shares were held as treasury stock                                                   29                   29
     Additional paid-in capital                                                           7,929                7,874
     Paid-in-capital - phantom stock                                                        233                  220
     Retained earnings                                                                   49,786               48,618
     Accumulated other comprehensive income                                                  31                  622
                                                                            -------------------- --------------------
                                                                                         58,008               57,363
     Treasury stock, at cost                                                            (4,121)              (3,994)
                                                                            -------------------- --------------------
               Total stockholders' equity                                                53,887               53,368
                                                                            -------------------- --------------------
                    Total liabilities and stockholders' equity                     $    443,296         $    441,692
                                                                            ==================== ====================

                                      (3)

                         FIRST DECATUR BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                                  Three Months Ended
                                                            March 31, 1999         March 31, 1998
                                                              (Unaudited)            (Unaudited)
                                                     ---------------------- ----------------------
Interest Income
     Interest on loans                                          $    4,451             $    4,216
     Interest on investments                                         2,313                  2,154
     Interest on federal funds sold                                    127                    217
     Other interest income                                              14                     10
                                                     ---------------------- ----------------------
          Total interest income                                      6,905                  6,597
                                                     ---------------------- ----------------------
Interest Expense
     Interest on deposits                                            2,855                  2,778
     Interest on borrowings                                            339                    214
                                                     ---------------------- ----------------------
          Total interest expense                                     3,194                  2,992
                                                     ---------------------- ----------------------
Net Interest Income                                                  3,711                  3,605
     Provision for loan losses                                          61                     81
                                                     ---------------------- ----------------------
Net Interest Income After Provision for Loan Losses                  3,650                  3,524
                                                     ---------------------- ----------------------

Other Income
     Fiduciary activities                                              467                    399
     Loan servicing fees                                                30                     18
     Remittance processing fees                                      2,041                  1,193
     Service charges on deposit accounts                               222                    249
     Security transactions, net                                         11                     20
     Net gains on loan sales                                           102                    131
     Other                                                             296                    256
                                                     ---------------------- ----------------------
          Total other income                                         3,169                  2,266
                                                     ---------------------- ----------------------
Other Expenses
     Salaries and employee benefits                                  2,728                  2,065
     Net occupancy                                                     276                    269
     Equipment expenses                                                538                    474
     Data processing fees                                               57                     37
     Supplies                                                          108                    109
     Service charges from corresponding banks                          272                    168
     Other operating expenses                                          642                    595
                                                     ---------------------- ----------------------
          Total other expenses                                       4,621                  3,717
                                                     ---------------------- ----------------------
Income Before Income Tax                                             2,198                  2,073
     Income tax expense                                                671                    633
                                                     ---------------------- ----------------------
          Net Income                                            $    1,527             $    1,440
                                                     ====================== ======================

Dividends Per Share                                             $     0.13             $     0.13
Basic Earnings Per Share                                        $     0.55             $     0.50
Average Shares Outstanding                                       2,762,967              2,880,833
Diluted Earnings Per Share                                      $     0.55             $     0.50
Average Shares Outstanding                                       2,779,555              2,893,214

                                      (4)

                         FIRST DECATUR BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                         Three Months Ended              Three Months Ended
                                                           March 31, 1999                  March 31, 1998
                                                             (Unaudited)                    (Unaudited)
                                                     ----------------------------    ---------------------------
Net Income                                                              $  1,527                       $  1,440

Other comprehensive income, net of tax
    Unrealized gains on securities:
          Unrealized holding losses arising
          during the period                              $  (584)                        $  (167)
          Less:  Reclassification adjustment for
          gains included in net income                          7                              13
                                                     -------------                   -------------
Other comprehensive income                                                 (591)                          (180)
                                                                   --------------                  -------------
Comprehensive income                                                     $   936                       $  1,260
                                                                   ==============                  =============

                                      (5)

                         FIRST DECATUR BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                 March 31,          March 31,
                                                                                    1999                1998
                                                                                   (Unaudited)        (Unaudited)
                                                                             ------------------ -------------------
Cash flows from operating activities:
     Net cash provided by operating activities                                       $   2,685          $    1,889
                                                                             ------------------ -------------------
Cash flows from investing activities:
     Purchases of securities available for sale                                       (20,685)            (26,230)
     Proceeds from maturities of securities available for sale                          21,163              11,872
     Proceeds from sales of securities available for sale                                3,000
     Purchases of securities held to maturity                                                                (260)
     Proceeds from maturities of securities held to maturity                             1,248               2,193
     Net change in loans                                                               (2,020)                 725
     Purchases of premises and equipment                                                 (299)               (200)
                                                                             ------------------ -------------------
          Net cash provided (used) by investing activities                               2,407            (11,900)
                                                                             ------------------ -------------------
Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits            (3,023)              11,293
          Certificates of deposit                                                        2,554             (8,010)
          Federal funds purchased and securities sold under repurchase
               Agreements                                                                (185)               1,341
          Federal Home Loan Bank loans                                                    (14)               9,987
          U.S. Treasury demand notes                                                       875               (601)
     Cash dividends                                                                      (359)               (375)
     Net cash from sale (purchase) of treasury stock                                      (72)                 172
                                                                             ------------------ -------------------
          Net cash provided (used) by financing activities                               (224)              13,806
                                                                             ------------------ -------------------

Net increase in cash and cash equivalents                                                4,868               3,795
Cash and cash equivalents, beginning of period                                          43,369              40,025
                                                                             ================== ===================
Cash and cash equivalents, end of period                                             $  42,237          $   43,820
                                                                             ================== ===================


Supplemental  disclosures of cash flow information:
Cash paid during the period for:
          Interest                                                                   $   2,963          $   2,948
          Income taxes                                                               $       0          $       0

                                      (6)

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

         The interim financial statements have been prepared by First Decatur Bancshares, Inc. ("Bancshares") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K for 1998 filed on March 29, 1999.

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

                                      (7)

                           Disclosure of Related Tax Effects Allocated to Each
                                 Component of Other Comprehensive Income
                                              (in thousands)

                                                            Before-Tax      Tax (Expense)      Net-of-Tax
                   March 31, 1999                             Amount         or Benefit          Amount
------------------------------------------------------ ----------------- ---------------- -----------------
Unrealized losses on securities:
   Unrealized holding losses rising during

       period                                                 $   (884)         $    300         $   (584)
   Less:  reclassification adjustment for
       gains realized in income                                      11              (4)                 7
                                                       ----------------- ---------------- -----------------
Other comprehensive income                                    $   (895)         $    304         $   (591)
                                                       ================= ================ =================

                   March 31, 1998
------------------------------------------------------
Unrealized losses on securities:
   Unrealized holding losses rising during
       period                                                 $   (253)          $    86         $   (167)
   Less:  reclassification adjustment for
       gains realized in income                                      20              (7)                13
                                                       ----------------- ---------------- -----------------
Other comprehensive income                                    $   (273)          $    93         $   (180)
                                                       ================= ================ =================


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

         SFAS No. 131 is effective for both interim and annual periods beginning after December 15, 1997. Bancshares currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The Decatur Bank and the Shelby Bank offer a full range of financial services to commercial, industrial and individual customers. These services include demand, savings, and time deposit accounts and programs including individual retirement accounts and interest and non-interest bearing checking accounts; commercial, consumer, agricultural, and real estate lending including installment loans and personal lines of credit; safe deposit and night depository services; farm management; full service trust departments; and discount brokerage services. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and check cashers; and concentration of payments delivered by the Automated Clearing House netowrk, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. The following is a summary of selected data for the various business segments:

                                      (8)


                                         Banking         Remittance
                                        Services          Services        Company (1)      Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
March 31, 1999
   Total interest income             $         6,905  $           21      $              $          (21)   $         6,905
   Total non-interest income                   1,112           2,168                35             (146)             3,169
   Total interest expense                      3,215                                                (21)             3,194
   Total non-interest expense                  2,776           1,965                26             (146)             4,621
   Income before income tax                    1,966             223                 9                               2,198
   Income tax expense                            592              76                 3                                 671
   Total assets                              440,166           5,770            53,889          (56,529)           443,296
   Capital expenditures
   Depreciation and amortization                 255              92                 6                                 353


March 31, 1998
   Total interest income             $         6,597  $           17      $              $          (17)   $         6,597
   Total non-interest income                   1,066           1,273                35             (108)             2,266
   Total interest expense                      3,009                                                (17)             2,992
   Total non-interest expense                  2,715           1,086                24             (108)             3,717
   Income before income tax                    1,857             204                12                               2,073
   Income tax expense                            558              71                 4                                 633
   Total assets                              405,234           5,408            53,380          (56,037)           407,985
   Capital expenditures
   Depreciation and amortization                 241              86                 6                                 333

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

         Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of

                                      (9)
this Statement will have no material impact on the Company's financial condition or result of operations.

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

         Statement of Position 98-5 is effective for fiscal years beginning on or after December 15, 1998. Earlier application is encouraged in fiscal years during which annual financial statements have not yet been issued. The adoption of this Statement will not have a material impact on the Company's financial condition and results of operations.

                                      (10)

Common Shares

         During the fourth quarter of 1998, Bancshares' management approved a tender offer to repurchase 130,000 shares at $30 per share for a total cost of $3,900,000. By December 31, 1998, over 113,000 shares had ben repurchased at a cost of $3,400,000. At March 31, 1999, Bancshares is holding 142,907 shares of treasury stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion represents management's analysis of Bancshares results of operations for the three-month periods ended March 31, 1999 and 1998 and its consolidated financial condition at March 31, 1999 as compared to December 31, 1998. This discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

Results of Operations

Summary of Operations

         Net income in the first quarter of 1999 increased to $1,527,000, up 6% from $1,440,000 earned in the same quarter of 1998. Earnings per share for the quarterly period increased to 55 cents per share, up 10% from 50 cents per share earned in the first quarter of 1998. Higher earnings were primarily due to increases in net interest income, fiduciary income and remittance processing fees. These increases to net earnings were offset by an increase in salary and employee benefits, equipment expenses and correspondent bank charges.

Net Interest Income

         First quarter net interest income was $3,711,000, an increase of $106,000 or 3% compared with the first quarter of 1998. The increase in net interest income for the three-month period was mainly due to an increase in the average balance of loans and securities offset by a decrease in the average rate paid on loans and the volume of federal funds sold. For the three months ended March 31, 1999, average loans increased $20,241,000 and average securities increased $14,198,000, while average Federal funds sold decreased $5,169,000 compared to the same period in 1998.

Allowance and Provision For Loan Losses

         The allowance for loan loss is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the loan portfolios. On a quarterly basis, management assesses the adequacy of the allowance for loan losses. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan delinquency levels and trends, loan portfolio growth and reviews of impaired loans and the value of underlying collateral securing these loans. The analysis of the commercial and industrial loan portfolio includes assessments based on historic loan losses and current quality grades of specific credits, current delinquent and non-performing loans, current economic conditions, growth in the portfolio and the results of recent internal loan reviews, audits and regulatory examinations. For the review

                                      (11)
of the adequacy of the allowance for loan losses for real estate loans, assessments are based on current economic conditions and real estate values, historic loan losses and current quality grades of specific credits, recent growth and current delinquent and non-performing loans. The adequacy of the allowance for loan losses as it pertains to the consumer loan portfolio is based on the assessments of current economic conditions, historic loan losses and the mix of loans, recent growth and the current delinquent and non-performing loans.

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

         A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. The provision for loan losses during the first quarter of 1999 was $61,000 compared to $81,000 in 1998.

Other Income

         Other income increased from $2,266,000 for the three months ended March 31, 1998, to $3,169,000 for the three months ended March 31, 1999. This represents an increase of $903,000 (40%). This increase is attributed to an increase in trust fees, remittance processing income, and other income.

         Trust fees increased $68,000 or 17% during the first quarter of 1999 compared to the first quarter of 1998. This increase is mainly attributed to an increase in the number of accounts and dollar amount of trusts handled by the trust departments of the Decatur Bank and Shelby Bank.

         Remittance processing and collecting income generated by FirsTech increased by $848,000 or 71% during the first quarter of 1999 compared to the first quarter of 1998. The increase in 1999 is primarily the result of increased volumes of existing customers as well as the addition of new customers in the retail lockbox business.

         Other income increased $40,000 or 16% during the first quarter of 1999 compared to the first quarter of 1998. This increase is mainly attributed to an increase in brokerage commissions within the investment departments of Decatur Bank and Shelby Bank and an increase in Automated Teller Machine ("ATM") fees generated by the banks.

                                      (12)

Other Expenses

         Other expenses increased from $3,717,000 for the three months ended March 31, 1998, to $4,621,000 for the three months ended March 31, 1999. This represents a $904,000 (24%) increase. The increase was attributed to increases in salaries and employee benefits, equipment expenses, service charges from corresponding banks, and other expenses.

         Salaries and employee benefits increased $663,000 or 32% for the first quarter of 1999 compared to the first quarter of 1998. This increase is mainly due to an increased volume of checks processed by FirsTech in the retail lockbox business resulting in the hiring of additional staff as well as an increased use of temporary services.

         Equipment expenses increased $64,000 or 14% for the first quarter of 1999 compared to the first quarter of 1998. This increase is mainly attributed to an increase in depreciation on equipment at the Decatur Bank as well as an increase in FirsTech computer maintenance.

         Service charges increased $104,000 or 62% for the first quarter of 1999 compared to the first quarter of 1998. This increase is attributed to an increased volume of checks processed by FirsTech in the retail lockbox business.

Other expenses increased $47,000 or 8% for the first quarter of 1999 compared to the first quarter of 1998. This increase is mainly attributed to increased postage and overnight courier fees at FirsTech.

Income Taxes

         Income tax expense increased $38,000 or 6% for the first quarter of 1999 compared to the first quarter of 1998. Higher income tax expense in 1999 was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 31% as of March 31, 1999 and 1998.

Financial Condition

         Bancshares' assets increased $1,603,000 or 0.4% from December 31, 1998 to March 31, 1999. This increase was primarily due to increases in cash and cash equivalents and loans offset by a decrease in securities.

Cash and Cash Equivalents

         Cash and cash equivalents increased $4,868,000 from December 31, 1998 to March 31, 1999. This change occurred due to an increase in cash and due from banks and an increase in federal funds sold. Cash and due from banks increased $4,473,000 and federal funds sold increased $395,000. See the consolidated statement of cash flows for the three months ended March 31, 1999, in the interim financial statements for the details representing the increase in cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

                                      (13)

Securities

         Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The book value of investment securities decreased by $5,760,000 from December 31, 1998 to March 31,1999. During the first three months of 1999, Bancshares purchased $20,685,000 classified as available-for-sale, sold $3,000,000 classified as available-for-sale, and had proceeds from maturities of $22,411,000 ($21,163,000 classified as available-for-sale).

Loans

         Net loans increased $1,959,000 from December 31, 1998 to March 31, 1999. The increase was primarily due to an increase in commercial and real estate loans offset by a decrease in loans to individuals for household and other personal expenditures. Commercial loans increased by $2,967,000 and real estate loans increased $313,000 while loans to individuals and for household and other personal expenditures decreased $1,321,000.

Other Liabilities

         Other liabilities increase $878,000 from December 31, 1998 to March 31, 1999. The increase is primarily due to an increase of $335,000 in accrued interest payable and $436,000 in taxes payable at the banking level.

Stockholders' Equity

         Total stockholders' equity rose $519,000 or 1.0% from December 31, 1998 to March 31, 1999. The increase is mainly attributed to net income of $1,527,000 less cash dividends of $359,000 and a reduction in the unrealized gain on securities available-for-sale of $591,000, net of deferred taxes.

         The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At December 31, 1998, Bancshares' consolidated Tier 1 and total risk-based capital ratios were 22.5% and 23.8%, respectively. Bancshares' leverage ratio at December 31, 1998 was 12.4%.

Year 2000

         The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, data sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

         The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems to process and record transactions. The Company is aware of the potential Year 2000 problems that may affect the operating systems that control our computers as well as those of our third party software providers who supply the software that maintain many of our records and those of our customers. In 1997, the Company began the process of identifying Year 2000 related problems that may affect the Company's systems. A task

                                      (14)
force of Company officers and employees was established to address the issues related to those problems. Outside consultants have and will be utilized when required to complete this project.

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

         The Company is developing a contingency plan to deal with the Year 2000 related issues. This program will provide for dealing with situations that might occur that are both related to the Company's operation (e.g., computer system or equipment liquidity) and those beyond the Company's control (e.g., power failure, phone/communication line failure). The plan will include methods to deal with these situations and continue to service customers despite Year 2000 problems arising. The contingency plan has been sent to the Company's Board of Directors for approval.


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

                                      (15)

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

         Bancshares seeks to contain the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the then currently prevailing rate of interest, these securities may be prepaid in a shorter time period. Accordingly, the mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years, are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments on the underlying loans. NOW and savings accounts, by contract, may be withdrawn in their entirety upon demand. While these contracts are extremely short, it has been Bancshare's experience that these accounts turn over at the rate of five percent per year. If all of the NOW and savings accounts were treated as repricing in one year or less, the cumulative negative gap at one year or less would be $174.0 million or 44.4% of interest earning assets. Due to their very liquid nature, the entire balance of money market accounts is assumed to be repriced within one year.

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

         Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Bancshares is only subject to interest rate risk. Bancshares purchased no financial instruments for trading purposes during the first quarter of 1999 or during 1998.

         The following table summarizes, as of March 31, 1999, the anticipated maturities or repricing of Bancshare's interest sensitive assets and liabilities, Bancshare's interest sensitivity gap (interest-earning assets less interest-bearing liabilities), Bancshares cumulative interest rate sensitivity gap and Bancshare's cumulative interest sensitivity repricing gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any period means that

                                      (16)
more interest-bearing liabilities will reprice or maturing during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position.


TABLE 14 Gap Table

                                                                                               After                  Fair
                                     Year 1     Year 2      Year 3       Year 4    Year 5     Year 5      Total       Value
                                   ---------- ---------- ------------ ----------- ---------- ---------- ----------- ----------
Loans (1)
   Fixed rate                       $ 19,729    $16,540     $ 20,113    $ 22,599   $ 42,402   $ 33,647   $ 155,030  $ 161,497
   Average interest rate               8.39%      8.32%        8.82%       8.68%      8.08%      7.41%       8.19%
   Variable rate                      45,039      3,202        5,436       3,143      6,983      1,573      65,376     68,107
    Average interest rate              8.26%      7.65%        7.71%       7.54%      7.42%      6.70%       7.62%
Securities (2)
   Fixed rate                         16,402     18,647       16,285      12,406     20,289     70,567     154,596    155,063
   Average interest rate               6.66%      5.72%        5.94%       6.21%      5.94%      6.51%       6.29%
   Variable rate                         425                                 689                 1,786       2,900      2,921
    Average interest rate              5.70%                               5.82%                 6.80r       6.67%
Federal funds sold                    13,650                                                                13,650     13,650
    Average interest rate              4.69%                                                                 4.69%
                                   ---------- ---------- ------------ ----------- ---------- ---------- ----------- ----------
  Total interest-earning assets       95,245     38,389       41,834      38,837     69,674    107,573     391,552    401,238
                                   ---------- ---------- ------------ ----------- ---------- ---------- ----------- ----------

NOW and savings accounts               5,295      5,295        5,295       5,295      5,295     79,426     105,901    105,901
    Average interest rate              2.49%      2.49%        2.49%       2.49%      2.49%      2.49%       2.49%
Money market accounts                 37,442                                                                37,442     37,442
    Average interest rate              3.64%                                                                 3.64%
Time deposits
   Fixed rate                        113,970     25,390        5,539       1,160        218                146,277    147,243
    Average interest rate              5.05%      5.49%        5.19%       6.45%      5.29%                  5.14%
   Variable rate                         936        470                                                      1,406      1,415
    Average interest rate              4.29%      4.75%                                                      4.44%
Federal funds purchased and
securities sold under
repurchase agreements                  9,201                                                                 9,201      9,201
    Average interest rate              5.07%                                                                 5.07%
FHLB advances                             54         58           62          66         72     17,579      17,891     18,077
    Average interest rate              6.84%      6.84%        6.84%       6.84%      6.84%      5.49%       5.49%
U.S. Treasury demand notes             1,766                                                                 1,766      1,766
    Average interest rate              5.52%                                                                 5.52%
                                   ---------- ---------- ------------ ----------- ---------- ---------- ----------- ----------
  Total interest-bearing liabilities 168,664     31,213       10,896       6,521      5,585     97,005     319,884    321,045
                                   ---------- ---------- ------------ ----------- ---------- ---------- ----------- ----------
Interest-earning assets less
 interest-bearing liabilities
("Gap")                            $(73,419)    $ 7,176     $ 30,938    $ 32,316   $ 64,089   $ 10,568    $ 71,668   $ 80,193
                                   ========== ========== ============ =========== ========== ========== =========== ==========
Cumulative gap                     $(73,419)  $(66,243)    $(35,305)   $ (2,989)   $ 61,100   $ 71,668    $ 71,668   $ 80,193
                                   ========== ========== ============ =========== ========== ========== =========== ==========
Cumulative  Gap  as a  percentage
of total interest earning assets    (18.75%)   (16.92%)      (9.02%)     (0.76%)     15.60%     18.30%      18.30%     20.48%
                                   ========== ========== ============ =========== ========== ========== =========== ==========

(1) Includes consumer loans net of unearned income, and excludes  nonaccrual and impaired loans.
(2) Reflects fair value adjustments for securities available for sale.

         At March 31, 1999, the table above reflects that Bancshares has a negative liability gap due to the level of interest bearing demand deposits and savings that are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $734,000 in one year and $662,000 in two years assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

                                      (17)

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

         Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         First Decatur Bancshares, Inc. held its annual Shareholder meeting on March 9, 1999.

         The primary purpose of the shareholder meeting was to establish the number of Directors to be elected at twelve and elect a Board of Directors for a one-year term. There were 2,072,969 total shares voted out of 2,768,942 outstanding (75%). All shares voted in favor of the Directors and terms. The following changes were made to the Board of Directors remained during the 1999 meeting:

-        Tom R. Dickes retired as Chairman of the Board of Directors
- John Luttrell retired as President & CEO of First Decatur Bancshares to become Chairman of the Board of Directors
- Philip C. Wise became new President & CEO of First Decatur Bancshares and replaces Tom R. Dickes as member of the Board of Directors.

                                      (18)

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

FIRST DECATUR BANCSHARES, INC.


April 30, 1999               By: /s/ Philip C. Wise
                                 Philip C. Wise
                                 President and Chief Executive Officer



April 30, 1999               By: /s/ Craig A. Wells
                                 Craig A. Wells
                                 Vice President and Chief Financial Officer


                                      (19)