Form 10-Q
period 1999-06-30
FIRST DECATUR BANCSHARES INC
filed 1999-08-12
CIK 319033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                  Yes X No


2,764,970 shares of the Registrant's common stock, par value $.01 per share, were outstanding at June 30, 1999.

                         FIRST DECATUR BANCSHARES, INC.
             FORM 10-Q FOR THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                      INDEX

                                                                                                         Page

PART I - FINANCIAL INFORMATION                                                                             2

         Item 1.           Condensed Consolidated Financial Statements                                     2
         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            10
         Item 3.           Quantitative and Qualitative Disclosures about Market Risk                     15


PART II - OTHER INFORMATION                                                                               18

         Item 1.           Legal Proceedings                                                              18
         Item 2.           Changes in Securities                                                          18
         Item 3.           Defaults upon Senior Securities                                                18
         Item 4.           Submission of Matters to a Vote of Security Holders                            18
         Item 5.           Other Information                                                              18
         Item 6.           Exhibits and Reports on Form 8-K                                               18


SIGNATURES                                                                                                19

EXHIBITS

         Exhibit 11.       Computation of Earnings Per Share                                              20

                                      (1)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST DECATUR BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                            -------------------- --------------------
                                                                                (Unaudited)
Assets
     Cash and due from banks                                                        $    37,480          $    30,114
     Federal funds sold                                                                  17,310               13,255
                                                                            -------------------- --------------------
          Cash and cash equivalents                                                      54,790               43,369

     Securities available for sale                                                      133,561              137,689
     Securities held to maturity                                                         22,852               25,567
     Loans, net                                                                         229,177              214,812
     Premises and equipment                                                               8,919                9,082
     Other assets                                                                        11,834               11,173
                                                                            ==================== ====================
               Total assets                                                        $    461,133         $    441,692
                                                                            ==================== ====================

Liabilities
     Deposits
        Noninterest bearing                                                         $    67,319         $     65,894
        Interest bearing                                                                304,230              289,874
                                                                            -------------------- --------------------
          Total Deposits                                                                371,549              355,768

     Short-term borrowings                                                               15,440               10,278
     Federal Home Loan Bank loans                                                        17,878               17,904
     Other liabilities                                                                    2,869                4,374
                                                                            -------------------- --------------------
               Total liabilities                                                        407,736              388,324
                                                                            -------------------- --------------------

Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000 shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000 shares;
        Issued 2,909,397 shares of which 144,427 shares and
        140,455 shares were held as treasury stock                                           29                   29
     Additional paid-in capital                                                           8,027                7,874
     Paid-in-capital - phantom stock                                                        242                  220
     Retained earnings                                                                   51,027               48,618
     Accumulated other comprehensive income                                             (1,656)                  622
                                                                            -------------------- --------------------
                                                                                         57,669               57,363
     Treasury stock, at cost                                                            (4,272)              (3,994)
                                                                            -------------------- --------------------
               Total stockholders' equity                                                53,397               53,368
                                                                            -------------------- --------------------
                    Total liabilities and stockholders' equity                      $   461,133         $    441,692
                                                                            ==================== ====================

                                      (2)

                         FIRST DECATUR BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                           Three Months Ended                  Six Months Ended
                                                        June 30          June 30           June 30          June 30
                                                         1999              1998             1999              1998
                                                      (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                                    ---------------- ----------------- ---------------- -----------------
Interest Income
     Interest on loans                                   $    4,691        $    4,317       $    9,142        $    8,533
     Interest on investments                                  2,278             2,200            4,591             4,354
     Interest on federal funds sold                             122               231              249               447
     Other interest income                                       14                17               28                27
                                                    ---------------- ----------------- ---------------- -----------------
          Total interest income                               7,105             6,765           14,010            13,361
                                                    ---------------- ----------------- ---------------- -----------------

Interest Expense
     Interest on deposits                                     2,908             2,873            5,763             5,651
     Interest on borrowings                                     350               286              689               499
                                                    ---------------- ----------------- ---------------- -----------------
          Total interest expense                              3,258             3,159            6,452             6,150
                                                    ---------------- ----------------- ---------------- -----------------

Net Interest Income                                           3,847             3,606            7,558             7,211
     Provision for loan losses                                   41                81              102               162
                                                    ---------------- ----------------- ---------------- -----------------
Net Interest Income After Provision for loan losses           3,806             3,525            7,456             7,049
                                                    ---------------- ----------------- ---------------- -----------------

Other Income
     Fiduciary activities                                       488               425              955               824
     Loan servicing fees                                         46                31               76                49
     Remittance processing fees                               2,033             1,121            4,074             2,314
     Service charges on deposit accounts                        243               248              465               497
     Security transactions, net                                  31                 4               42                24
     Net gains on loan sales                                     69                75              171               206
     Other                                                      378               281              674               537
                                                    ---------------- ----------------- ---------------- -----------------
          Total other income                                  3,288             2,185            6,457             4,451
                                                    ---------------- ----------------- ---------------- -----------------

Other Expenses
     Salaries and employee benefits                           2,472             1,999            5,200             4,064
     Net occupancy                                              282               275              558               544
     Equipment expenses                                         643               490            1,181               964
     Data processing fees                                        66                52              123                89
     Supplies                                                   133               105              241               215
     Service charges from corresponding banks                   401               187              673               355
     Other operating expenses                                   782               676            1,424             1,271
                                                    ---------------- ----------------- ---------------- -----------------
          Total other expenses                                4,779             3,784            9,400             7,502
                                                    ---------------- ----------------- ---------------- -----------------

Income Before Income Tax                                      2,315             1,926            4,513             3,998
     Income tax expense                                         714               572            1,385             1,204
                                                    ---------------- ----------------- ---------------- -----------------

          Net Income                                     $    1,601        $    1,354       $    3,128        $    2,794
                                                    ================ ================= ================ =================

Dividends Per Share                                      $     0.13        $     0.13       $     0.26        $     0.26
Basic Earnings Per Share                                 $     0.58        $     0.47        $    1.13         $    0.97
Average Shares Outstanding                                2,768,038         2,885,300        2,765,516         2,883,079
Diluted Earnings Per Share                               $     0.57        $     0.47        $    1.12         $    0.97
Average Shares Outstanding                                2,785,297         2,899,997        2,782,467         2,896,306

                                      (3)

                         FIRST DECATUR BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                         Three Months Ended               Six Months Ended
                                                            June 30, 1999                  June 30, 1999
                                                             (Unaudited)                    (Unaudited)
                                                     ----------------------------    ---------------------------
Net Income                                                               $ 1,601                        $ 3,128

Other comprehensive income, net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gain (loss) arising
    during the period                                $(1,667)                        $(2,250)
     Less:  Reclassification adjustment for
     gains included in net income                         20                              28
                                                     -------------                   -------------
Other comprehensive income                                               (1,687)                        (2,278)
                                                                   --------------                  -------------
Comprehensive income                                                      $ (86)                          $ 850
                                                                   ==============                  =============

                                                         Three Months Ended               Six Months Ended
                                                            June 30, 1998                  June 30, 1998
                                                             (Unaudited)                    (Unaudited)
                                                     ----------------------------    ---------------------------
Net Income                                                               $ 1,354                        $ 2,794

Other comprehensive income, net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gain (loss) arising
    during the period                                   $ 113                          $  (54)
      Less:  Reclassification adjustment for
      gains included in net income                          3                              16
                                                     -------------                   -------------
Other comprehensive income                                                   110                           (70)
                                                                   --------------                  -------------
Comprehensive income                                                     $ 1 464                        $2,724
                                                                   ==============                  =============

                                      (4)

                         FIRST DECATUR BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Six Months Ended
                                                                                  June 30,            June 30,
                                                                                    1999                1998
                                                                                 (Unaudited)        (Unaudited)
                                                                              ------------------ -------------------
Cash flows from operating activities:
     Net cash provided by operating activities                                         $  3,255            $  1,335

Cash flows from investing activities:
     Purchases of securities available for sale                                        (35,091)            (45,425)
     Proceeds from maturities of securities available for sale                           27,538              27,663
     Proceeds from sales of securities available for sale                                 7,957
     Purchases of securities held to maturity                                                                 (785)
     Proceeds from maturities of securities held to maturity                              2,685               4,891
     Net change in loans                                                               (14,467)             (7,393)
     Purchases of premises and equipment                                                  (529)               (294)
                                                                              ------------------ -------------------
          Net cash used by investing activities                                        (11,907)            (21,342)
                                                                              ------------------ -------------------

Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits              14,855              16,724
          Certificates of deposit                                                           926             (2,679)
          Federal funds purchased and securities sold under repurchase
               agreements                                                                   836               2,400
          Federal Home Loan Bank loans                                                     (26)              14,975
          U.S. Treasury demand notes                                                      4,326                (22)
     Cash dividends                                                                       (719)               (750)
     Net cash from sale of treasury stock                                                 (125)                  86
                                                                              ------------------ -------------------
          Net cash provided by financing activities                                      20,073              30,734
                                                                              ------------------ -------------------

Net change in cash and cash equivalents                                                  11,421              10,727
Cash and cash equivalents, beginning of period                                           43,369              40,025
                                                                              ================== ===================
Cash and cash equivalents, end of period                                               $ 54,790          $   50,752
                                                                              ================== ===================


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Interest                                                                     $  6,588           $   5,803
          Income taxes                                                                 $  1,350           $   1,184

                                      (5)

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

                                      (6)

                           Disclosure of Related Tax Effects Allocated to Each
                                 Component of Other Comprehensive Income
                                              (in thousands)

                                                          Before-Tax      Tax (Expense)      Net-of-Tax
          Three Months Ended June 30, 1999                  Amount         or Benefit          Amount
------------------------------------------------------ ----------------- ---------------- -----------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                               $   (2,526)          $   859       $   (1,667)
   Less:  reclassification adjustment for
       Gains realized in income                                      31             (11)
                                                                                                 20
                                                       ----------------- ---------------- -----------------
Other comprehensive income                                  $   (2,557)          $   870       $   (1,687)
                                                       ================= ================ =================

           Six Months Ended June 30, 1999
------------------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                                $  (3,409)       $    1,159       $   (2,250)
   Less:  reclassification adjustment for
       Gains realized in income                                      42             (14)                28
                                                       ----------------- ---------------- -----------------
Other comprehensive income                                   $  (3,451)       $    1,173       $   (2,278)
                                                       ================= ================ =================

                                                          Before-Tax      Tax (Expense)      Net-of-Tax
          Three Months Ended June 30, 1998                  Amount         or Benefit          Amount
------------------------------------------------------ ----------------- ---------------- -----------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                                   $   171         $   (58)           $   113
   Less:  reclassification adjustment for
       Gains realized in income                                       4              (1)                 3
                                                       ----------------- ---------------- -----------------
Other comprehensive income                                      $   167         $   (57)           $   110
                                                       ================= ================ =================

           Six Months Ended June 30, 1998
------------------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains rising during
       Period                                                   $  (82)          $    28          $   (64)
   Less:  reclassification adjustment for
       Gains realized in income                                      24              (8)                16
                                                       ----------------- ---------------- -----------------
Other comprehensive income                                     $  (106)          $    36          $   (70)
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

         SFAS No. 131 is effective for both interim and annual periods beginning after December 15, 1997. Bancshares currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The Decatur Bank and the Shelby Bank offer a full range of financial services to commercial, industrial and individual customers. These services include demand, savings, and time deposit accounts and programs including individual retirement accounts and interest and non-interest bearing checking accounts; commercial, consumer, agricultural, and real estate lending including installment loans and personal lines of credit; safe

                                      (7)
deposit and night depository services; farm management; full service trust departments; and discount brokerage services. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and check cashers; and concentration of payments delivered by the Automated Clearing House netowrk, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. The following is a summary of selected data for the various business segments:

                                         Banking         Remittance
                                        Services          Services        Company (1)      Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
June 30, 1999
   Total interest income                 $    14,010     $        47       $               $        (47)        $   14,010
   Total non-interest income                   2,356           4,331                69             (299)             6,457
   Total interest expense                      6,499                                                (47)             6,452
   Total non-interest expense                  5,805           3,843                51             (299)             9,400
   Income before income tax                    3,960             535                18                               4,513
   Income tax expense                          1,196             183                 6                               1,385
   Total assets                              457,462           5,915            53,390          (55,634)           461,133
   Capital expenditures
   Depreciation and amortization                 509             184                12                                 705


June 30, 1998
   Total interest income                 $    13,361    $         61       $               $        (61)        $   13,361
   Total non-interest income                   2,111           2,617                70             (347)             4,451
   Total interest expense                      6,211                                                (61)             6,150
   Total non-interest expense                  5,449           2,350                50             (347)             7,502
   Income before income tax                    3,650             328                20                               3,998
   Income tax expense                          1,082             115                 7                               1,204
   Total assets                              422,933           5,405            54,383          (57,367)           425,354
   Capital expenditures
   Depreciation and amortization                 494             171                12                                 677


(1) Excludes dividend income received from subsidiaries.

Information related to services or transfers between business segments is not reflected because such items are immaterial.

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends upon the use of the derivative. The new Statement applies to all entities. If hedge accounting is elected by the entity, the method

                                      (8)
of assessing effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

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

         This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date this Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement had no material impact on the Company's financial condition and results of operations.

         During 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities. Statement of Position 98-5 will affect all non-governmental entities, including not-for-profits reporting start-up costs in their financial statements.

         Some existing industry practices result in the capitalization and amortization of start-up costs. This Statement of Position requires that start-up costs be expensed when incurred. The Statement of Position applies to start-up activities and organizational costs associated with both development stage and established operating entities. According to Statement of Position 98-5, start-up activities are "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new

                                      (9)
operation. Start-up activities include activities related to organizing a new entity, commonly referred to as organizational costs."

         Statement of Position 98-5 is effective for fiscal years beginning on or after December 15, 1998. Earlier application is encouraged in fiscal years during which annual financial statements have not yet been issued. The adoption of this Statement did not have a material impact on the Company's financial condition and results of operations.

Common Shares

         During the fourth quarter of 1998, Bancshares' management approved a tender offer to repurchase 130,000 shares at $30 per share for a total cost of $3,900,000. By December 31, 1998, over 113,000 shares had ben repurchased at a cost of $3,400,000. At June 30, 1999, Bancshares is holding 144,427 shares of treasury stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion represents management's analysis of Bancshares' results of operations for the three and six month periods ended June 30, 1999 and 1998 and its consolidated financial condition at June 30, 1999 as compared to December 31, 1998. This discussion should be read in conjunction with Bancshares' unaudited condensed consolidated financial statements and notes thereto.

Results of Operations

Summary Of Operations

         Net income in the second quarter of 1999 increased to $1,601,000, up 18% from $1,354,000 earned in the same quarter of 1998. Basic earnings per share for the quarterly period increased to 58 cents per share, up 23% from 47 cents per share earned in the second quarter of 1998. Diluted earnings per share for the quarterly period increased to 57 cents per share, up 21% from 47 cents per share earned in the second quarter of 1998. For the six months ended June 30, 1999, net income was $3,128,000, up 12% compared to $2,794,000 for the first half of 1998. Basic earnings per share for the six-month period were $1.13, up 16% compared to $0.97 for the same period in 1998. Diluted earnings per share for the six-month period were $1.12, up 15% compared to $0.97 for the same period in 1998. Higher earnings for both the three-month and six-month periods were primarily due to an increase in net interest income after the provision for loan losses and other income offset by an increase in other expenses and income taxes.

Net Interest Income

         Second quarter net interest income was $3,806,000, an increase of $281,000 or 8% compared with the second quarter of 1998. For the six months ended June 30, 1999, net interest income increased $407,000 or 6% compared to 1998. The increase in net interest income for both periods was mainly due to an increase in interest income on loans and securities offset by a decrease in interest income on Federal funds sold as well as an increase in interest expense on deposits and borrowings. For the six months ended June 30, 1999, average loans increased

                                      (10)

$16,189,000 and average securities increased $6,569,000, while average Federal funds sold decreased $6,882,000.

Allowance and Provision For Loan Losses

The allowance for loan loss is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the loan portfolios. On a quarterly basis, management assesses the adequacy of the allowance for loan losses. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan delinquency levels and trends, loan portfolio growth and reviews of impaired loans and the value of underlying collateral securing these loans. The analysis of the commercial and industrial loan portfolio includes assessments based on historic loan losses and current quality grades of specific credits, current delinquent and non-performing loans, current economic conditions, growth in the portfolio and the results of recent internal loan reviews, audits and regulatory examinations. For the review of the adequact of the allowance for loan losses for real estate loans, assessments are based on current economic conditions and real estate values, historic loan losses and current quality grades of specific credits, recent growth and current delinquent and non-performing loans. The adequacy of the allowance for loan losses as it pertains to the consumer loan portfolio is based on the assessments of current economic conditions, historic loan losses and the mix of loans, recent growth and the current delinquent and non-performing loans.

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

                  A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. The provision for loan losses during the second quarter of 1999 was $41,000 compared to $81,000 in 1998. On a year-to-date basis, the provision for loan losses was $102,000 compared to $162,000 for the same period in 1998.

Other Income

         Other income for the three months ended June 30, 1999, increased $1,103,000 or 50% compared to the same period in 1998. On a year-to-date basis, other income increased $2,006,000 or 45% compared to the six-month period in 1998. For both the three-month period and the six-month period, the increase is attributed to increases in fiduciary activities, remittance processing income, and other income.

                                      (11)

         Fiduciary activities increased $63,000 or 15% for the second quarter of 1999 compared to the second quarter of 1998 and increased $131,000 for the first six months of 1999 compared to 1998. The increase for both periods is mainly attributed to an increase in the number of accounts and dollar amount of trusts handled by the trust departments of the Decatur Bank and Shelby Bank.

         For the three and six months ended June 30, 1999, remittance processing fees generated by FirsTech increased by $912,000 (81%) and $1,760,000 (76%), respectively, compared to the same periods in 1998. The increase in 1999 is the result of increased volume from existing clients as well as price adjustments on current contracts. FirsTech processed 5,700,000 more payments during the second quarter of 1999 and 12,400,000 more payments during the first six months of 1999 compared to the same periods in 1998.

         Other income increased $97,000 or 35% for the three months ended June 30, 1999, compared to the same period in 1998 and increased $137,000 or 26% for the first six months of 1999 compared to the same period in 1999. This increase is mainly attributed to an increase in brokerage commissions within the investment departments of Decatur Bank and Shelby Bank and an increase in Automated Teller Machine ("ATM") fees generated by the banks.

Other Expenses

         Other expenses increased from $3,784,000 for the three months ended June 30, 1998, to $4,779,000 for the three months ended June 30, 1999. This represents a $995,000 (26%) increase. For the six months ended June 30, 1999, other expenses increased $1,898,000 or 25% compared to the same period in 1998. The increase in both periods was attributed to increases in salaries and benefits, equipment expenses, service charges from corresponding banks, and other expenses.

         Salaries and employee benefits increased $473,000 or 24% for the second quarter of 1999 and $1,136,000 or 28% for the first six months of 1999 compared to the same periods of 1998. This increase is mainly due to an increase in the volume of checks processed by FirsTech in the retail lockbox business resulting in the hiring of additional staff as well as an increased use of temporary services.

         Equipment expenses increased $153,000 or 31% for the three months ended June 30, 1999, compared to the same period in 1998 and increased $217,000 or 23% for the first six months of 1999 as compared to 1998. The increase is mainly attributed to an increase in depreciation on equipment as well as an increase in FirsTech computer maintenance.

         For the three months ended June 30, 1999, service charges from corresponding banks increased $214,000 or 114% compared to the same period in 1998. Service charges increased $318,000 or 90% for the first half of 1999 compared to the first half of 1998. The increase in both periods is attributed to an increased volume of checks processed by FirsTech in the retail lockbox business.

         Other expenses increased $106,000 or 16% for the three months ended June 30, 1999, compared to the same period in 1998 and increased $153,000 or 12% for the first six months of 1999 as compared to 1998. The increase in both periods is mainly attributed to an increase in

                                      (12)
professional fees at the Decatur Bank, an increase in Telephone expenses at the Decatur Bank and FirsTech, and an increase in postage and overnight courier expense at FirsTech.

Income Taxes

         Income tax expense increased $142,000 or 25% for the second quarter of 1999 compared to the second quarter of 1998. Income taxes increased $181,000 or 15% for the first six months of 1999, compared to the first six months of 1998. Higher income tax expense for both periods was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 31% as of June 30, 1999 and 30% as of June 30, 1998.


Financial Condition

         Bancshares' assets increased $19,441,000 or 4.4% from December 31, 1998 to June 30, 1999. This increase was primarily due to increases in cash and cash equivalents and net loans offset by a decrease in securities. The funding of these assets came primarily from an increase in deposits.

Cash and Cash Equivalents

         Cash and cash equivalents increased $11,421,000 from December 31, 1998 to June 30, 1999. This change occurred due to an increase in cash and due from banks of $7,366,000 and an increase in federal funds sold of $4,055,000. See the consolidated statement of cash flows for the six months ended June 30, 1999, in the interim financial statements for the details representing the increase in cash and cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth and security acquisitions.

Securities

         Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The book value of investment securities decreased by $6,843,000 from December 31, 1998 to June 30,1999. During the first six months of 1999, Bancshares purchased $35,091,000 classified as available-for-sale, sold $7,999,000 classified as available-for-sale, and had $30,223,000 ($27,538,000 classified as available-for-sale) mature. The decrease in investments was primarily due to an increase in loan demand with higher yields as well as a decrease of $3,451,000 in the market value of available-for-sale securities.

Loans

         Net loans increased by $14,365,000 from December 31, 1998 to June 30, 1999 due mainly to an increase in commercial loans, consumer loans, and real estate loans. Commercial loans increased by $9,718,000 due to increased commercial real estate demand. Also, consumer loans increased by $1,487,000 and real estate and other loans increased by $3,336,000.

                                      (13)

Deposits

          Total deposits increased $15,781,000 from December 31, 1998 to June 30, 1999. This increase is attributed to the collection of tax money during the second quarter that will not be paid out until the third quarter and customers making large deposits at the end of June to meet minimum required deposits for the month.

FHLB Advances and U.S. Treasury Demand Notes

         FHLB advances and U.S. Treasury demand notes increased $4,300,000 from December 31, 1998 to June 30, 1999. This increase is attributed to an increase in U.S. Treasury demand notes. During 1999, the limit at the Decatur Bank was raised from $2,800,000 to $5,000,000 upon request of the Federal Reserve Bank. The funds are maintained at a favorable rate and were kept in house for a longer period of time.

Other Liabilities

         Other liabilities decreased $1,505,000 from December 31, 1998 to June 30, 1999. This decrease is primarily the result of deferred taxes recorded on the reduction in the market value of available-for-sale securities. During the first six months of 1999, the market value in the available-for-sale portfolio decreased $3,451,000.

Stockholders' Equity

         Total stockholders' equity rose $29,000 or 0.05% from December 31, 1998 to June 30, 1999. The increase is mainly attributed to net income of $3,128,000 less cash dividends of $719,000 and a decrease in the market value of available-for-sale securities (net of tax) of $2,278,000.

         The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At March 31, 1999, Bancshares' consolidated Tier 1 and total risk-based capital ratios were 22.4% and 23.7%, respectively. Bancshares' leverage ratio at March 31, 1999, was 12.0%.

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

                                      (14)

         The task force analyzed the Company's operations and identified those functions that would be affected by the Year 2000 issues and determined which functions were vital to the day-to-day operations of the Company. The Company is working with vendors that supply or service the Company's computer systems to identify and remedy any Year 2000 related systems. Inventory and testing of computer equipment was conducted during 1998. New equipment has been obtained to replace equipment that was not found to be Year 2000 compliant. The Board of Directors is monitoring the progress in addressing Year 2000 issues.

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

         The Company has developed a contingency plan to deal with the Year 2000 related issues. This program will provide for dealing with situations that might occur that are both related to the Company's operation (e.g., computer system or equipment liquidity) and those beyond the Company's control (e.g., power failure, phone/communication line failure). The plan includes methods to deal with these situations and continue to service customers despite Year 2000 problems arising. The contingency plan was approved by the Company's Board of Directors during July.

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

                                      (15)

Bancshares, as well as meeting current and future planned expenditures. This liquidity is typically provided by the funds received through customer deposits, investment maturities, loan repayments, borrowings and income. Bancshares' management considers the current liquidity position to be adequate to meet the needs of customers.

         Bancshares seeks to contain the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the then currently prevailing rate of interest, these securities may be prepaid in a shorter time period. Accordingly, the mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years, are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments on the underlying loans. NOW and savings accounts, by contract, may be withdrawn in their entirety upon demand. While these contracts are extremely short, it has been Bancshare's experience that these accounts turn over at the rate of five percent per year. If all of the NOW and savings accounts were treated as repricing in one year or less, the cumulative negative gap at one year or less would be $176.9 million or 43.5% of interest earning assets. Due to their very liquid nature, the entire balance of money market accounts is assumed to be repriced within one year.

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

         Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Bancshares is only subject to interest rate risk. Bancshares purchased no financial instruments for trading purposes during the first half of 1999 or during 1998.

         The following table summarizes, as of June 30, 1999 the anticipated maturities or repricing of Bancshare's interest sensitive assets and liabilities, Bancshare's interest sensitivity gap (interest-earning assets less interest-bearing liabilities), Bancshares cumulative interest rate sensitivity gap and Bancshare's cumulative interest sensitivity repricing gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any period means that more interest-bearing liabilities will reprice or maturing during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position.

                                      (16)

                                                                                              After                  Fair
                                    Year 1      Year 2     Year 3      Year 4     Year 5     Year 5      Total       Value
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------
Loans (1)
   Fixed rate                       $ 23,970    $ 14,239   $ 31,930    $ 24,364   $ 41,437   $ 35,564   $ 161,504  $ 168,241
   Average interest rate               8.13%       8.60%      8.76%       8.57%      8.00%      7.37%       8.12%
   Variable rate                      50,817       2,936      5,230       3,558      7,434      1,345      71,321     74,300
    Average interest rate              8.30%       7.70%      7.69%       7.63%      7.45%      6.97%       8.08%
Securities (2)
   Fixed rate                         12,782      16,204     19,223      19,224     19,960     66,192     153,585    152,397
   Average interest rate               6.48%       5.76%      6.03%       6.06%      5.87%      6.36%       6.17%
   Variable rate                         425                                689                 1,714       2,828      2,833
    Average interest rate              5.70%                              5.82%                 6.80%       6.67%
Federal funds sold                    17,310                                                               17,310     17,310
    Average interest rate              4.71%                                                                4.71%
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------
  Total interest-earning assets      105,304      33,379     46,383      47,835     68,832    104,815     406,548    415,081
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------

NOW and savings accounts               5,989       5,989      5,989       5,989      5,989     89,838     119,783    119,783
    Average interest rate              2.49%       2.49%      2.49%       2.49%      2.49%      2.49%       2.49%
Money market accounts                 38,392                                                               38,392     38,392
    Average interest rate              3.70%                                                                3.70%
Time deposits
   Fixed rate                        107,156      32,730      3,703       1,001         70                144,660    145,615
    Average interest rate              4.88%       5.39%      5.17%       6.48%      5.10%                  5.02%
   Variable rate                       1,336          59                                                    1,395      1,404
    Average interest rate              4.29%       4.75%                                                    4.31%
Federal funds purchased and
securities sold under
repurchase agreements                 10,222                                                               10,222     10,222
    Average interest rate              5.08%                                                                5.08%
FHLB advances                             55          59         63          68         73     17,560      17,878     18,063
    Average interest rate              6.84%       6.84%      6.84%       6.84%      6.84%      5.49%       5.49%
U.S. Treasury demand notes             5,218                                                                5,218      5,218
    Average interest rate              5.54%                                                                5.54%
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------
  Total interest-bearing liabilities 168,368      38,837      9,755       7,058      6,132    107,398     337,548    338,697
                                   ---------- ----------- ---------- ----------- ---------- ---------- ----------- ----------

Interest-earning assets less
 interest-bearing liabilities
 ("Gap")                           $(63,064)    $(5,458)    $36,628    $ 40,777   $ 62,700   $(2,583)    $ 69,000   $ 76,384
                                   ========== =========== ========== =========== ========== ========== =========== ==========
Cumulative gap                     $(63,064)   $(68,522)  $(31,894)     $ 8,883   $ 71,583    $69,000    $ 69,000   $ 76,384
                                   ========== =========== ========== =========== ========== ========== =========== ==========
Cumulative  Gap  as a  percentage                                                                          16.97%
of total interest earning assets    (15.51%)    (16.85%)    (7.85%)       2.18%     17.61%     16.97%                 18.79%
                                   ========== =========== ========== =========== ========== ========== =========== ==========

(1) Includes consumer loans net of unearned income, and excludes nonaccrual and impaired loans.
(2) Reflects fair value adjustments for securities available for sale.

     At June 30, 1999, the table above reflects that Bancshares has a negative liability gap due to the level of interest bearing demand deposits and savings that are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $630,000 in one year and $685,000 in two years assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

         While the gap analysis provides an indication of interest rate sensitivity, experience has shown that it does not fully capture the true dynamics of interest rate changes. Essentially, the analysis presents only a static measurement of asset and liability volumes based on contractual maturity, cash flow estimates or repricing opportunity. It fails to reflect the differences in the timing

                                      (17)
and degree of repricing of assets and liabilities due to interest rate changes. In analyzing interest rate sensitivity, management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

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

         Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.    OTHER INFORMATION

         During the second quarter of 1999, FirsTech management decided to close the remittance processing facility in Hammond, Indiana. The decision was made for a variety of reasons, including new technology, new communications methods, and better control that a more centralized environment provides. The Decatur site is the central location for FirsTech. The move is to be completed by the end of August 1999 and is expected to have no material impact on the earnings of FirsTech or the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number            Description of Exhibit

                      11            Computation of Per Share Income

                      27            Financial Data Schedule

         (b)      Reports on Form 8-K

                  Not applicable

                                      (18)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DECATUR BANCSHARES, INC.


August 11, 1999          By: /s/ Philip C. Wise
                                 Philip C. Wise
                                 President and Chief Executive Officer



August 11, 1999          By: /s/ Craig A. Wells
                             -----------------------------------------
                                 Craig A. Wells
                                 Vice President and Chief Financial Officer

                                      (19)