Form 10-Q
period 1999-09-30
FIRST DECATUR BANCSHARES INC
filed 1999-11-08
CIK 319033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission file number [ ]



                         FIRST DECATUR BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)




                  Delaware                  33-80333            37-1085161
         (State or other jurisdiction   (Commission File     (I.R.S. Employer
               of incorporation)             Number)        Identification No.)



                  130 North Water Street, Decatur, IL                62523
-----------------------------------------------------------------------------
                  (Address of principal executive offices)         (Zip Code)



Registrant's telephone number, including area code      217-424-1111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                   Yes X No


2,764,970 shares of the Registrant's common stock, par value $.01 per share, were outstanding at September 30, 1999.

                         FIRST DECATUR BANCSHARES, INC.
          FORM 10-Q FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION                                               1

    Item 1.   Condensed Consolidated Financial Statements                    1
    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7
    Item 3.   Quantitative and Qualitative Disclosures about Market Risk    14


PART II - OTHER INFORMATION                                                 17

    Item 1.   Legal Proceedings                                             17
    Item 2.   Changes in Securities                                         17
    Item 3.   Defaults upon Senior Securities                               17
    Item 4.   Submission of Matters to a Vote of Security Holders           17
    Item 5.   Other Information                                             17
    Item 6.   Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                                  18

EXHIBITS

    Exhibit 11. Computation of Earnings Per Share                           19

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST DECATUR BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               September 30,        December 31,
                                                                                   1999                1998
                                                                                (Unaudited)
                                                                            -------------------- --------------------
Assets
     Cash and due from banks                                                        $    62,962          $    30,114
     Federal funds sold                                                                   1,929               13,255
                                                                            -------------------- --------------------
         Cash and cash equivalents                                                       64,891               43,369

     Securities available for sale                                                      131,476              137,689
     Securities held to maturity                                                         21,860               25,567
     Loans, net                                                                         240,406              214,812
     Premises and equipment                                                               9,628                9,082
     Other assets                                                                        11,611               11,173
                                                                            -------------------- --------------------
               Total assets                                                         $   479,872          $   441,692
                                                                            ==================== ====================

Liabilities
     Deposits
        Noninterest bearing                                                         $    64,158          $    65,894
        Interest bearing                                                                310,829              289,874
                                                                            -------------------- --------------------
          Total Deposits                                                                374,987              355,768

     Short-term borrowings                                                               29,026               10,278
     Federal Home Loan Bank loans                                                        17,865               17,904
     Other liabilities                                                                    3,759                4,374
                                                                            -------------------- --------------------
               Total liabilities                                                        425,637              388,324
                                                                            -------------------- --------------------

Stockholders' Equity
     Preferred stock, no par value.  Authorized 200,000 shares, none issued or outstanding
     Common stock, $.01 par value.  Authorized 5,000,000 shares;
       Issued 2,909,397 shares of which 144,427 shares and 140,455
       shares were held as treasury stock                                                    29                   29
     Additional paid-in capital                                                           8,027                7,874
     Paid-in-capital - phantom stock                                                        253                  220
     Retained earnings                                                                   52,241               48,618
     Accumulated other comprehensive income                                             (2,043)                  622
                                                                            -------------------- --------------------
                                                                                         58,507               57,363
     Treasury stock, at cost                                                            (4,272)              (3,994)
                                                                            -------------------- --------------------
               Total stockholders' equity                                                54,235               53,368
                                                                            -------------------- --------------------
                    Total liabilities and stockholders' equity                      $   479,872          $   441,692
                                                                            ==================== ====================

                         FIRST DECATUR BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)

                                                           Three Months Ended                  Nine Months Ended
                                                     September 30      September 30     September 30      September 30
                                                         1999              1998             1999              1998
                                                      (Unaudited)       (Unaudited)      (Unuadited)       (Unaudited)
                                                    ---------------- ----------------- ---------------- -----------------
Interest Income
     Interest on loans                                   $    4,932        $    4,475        $  14,075         $  13,008
     Interest on investments                                  2,293             2,261            6,883             6,615
     Interest on federal funds sold                             188               247              437               694
     Other interest income                                       14                12               43                39
                                                    ---------------- ----------------- ---------------- -----------------
          Total interest income                               7,427             6,995           21,438            20,356
                                                    ---------------- ----------------- ---------------- -----------------

Interest Expense
     Interest on deposits                                     3,105             3,007            8,868             8,658
     Interest on borrowings                                     355               346            1,044               845
                                                    ---------------- ----------------- ---------------- -----------------
          Total interest expense                              3,460             3,353            9,912             9,503
                                                    ---------------- ----------------- ---------------- -----------------
Net Interest Income                                           3,967             3,642           11,526            10,853
     Provision for loan losses                                   36                61              138               223
                                                    ---------------- ----------------- ---------------- -----------------
Net Interest Income After Provision for
  Loan Losses                                                 3,931             3,581           11,388            10,630
                                                    ---------------- ----------------- ---------------- -----------------

Other Income
     Fiduciary activities                                       477               425            1,432             1,248
     Loan servicing fees                                         19                20               95                69
     Remittance processing fees                               2,074             1,284            6,149             3,598
     Service charges on deposit accounts                        245               252              710               750
     Security transactions, net                                  11                13               53                37
     Net gains on loan sales                                     44                95              215               301
     Other                                                      353               291            1,026               827
                                                    ---------------- ----------------- ---------------- -----------------
          Total other income                                  3,223             2,380            9,680             6,830
                                                    ---------------- ----------------- ---------------- -----------------

Other Expenses
     Salaries and employee benefits                           2,574             2,112            7,775             6,175
     Net occupancy                                              329               287              887               831
     Equipment expenses                                         628               522            1,810             1,487
     Professional fees                                          131               103              340               289
     Data processing fees                                        64               144              188               234
     Supplies                                                   173                35              414               250
     Service charges from corresponding banks                   326               178              998               533
     Other operating expenses                                   657               630            1,871             1,713
                                                    ---------------- ----------------- ---------------- -----------------
          Total other expenses                                4,882             4,011           14,283            11,512
                                                    ---------------- ----------------- ---------------- -----------------
Income Before Income Tax                                      2,272             1,950            6,785             5,948
     Income tax expense                                         699               605            2,083             1,809
                                                    ---------------- ----------------- ---------------- -----------------
          Net Income                                     $    1,573        $    1,345        $   4,702         $   4,139
                                                    ================ ================= ================ =================

Dividends Per Share                                       $    0.13         $    0.13         $   0.39          $   0.39
Basic Earnings Per Share                                  $    0.57         $    0.47         $   1.70          $   1.44
Average Shares Outstanding                                2,764,970         2,883,162        2,765,333         2,883,107
Diluted Earnings Per Share                                $    0.57         $    0.46         $   1.69          $   1.43
Average Shares Outstanding                                2,782,583         2,898,338        2,782,477         2,896,590

                                     Page 2

                         FIRST DECATUR BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                         Three Months Ended              Nine Months Ended
                                                         September 30, 1999              September 30, 1999
                                                             (Unaudited)                     (Unaudited)
                                                        -------------------------     --------------------------
Net Income                                                                $1,573                         $4,702

Other comprehensive income, net of tax
     Unrealized losses on securities:
        Unrealized holding loss arising during

        the period                                         $(380)                       $(2,630)
          Less:  Reclassification adjustment for
          gains inluded in net income                           7                             35
                                                     -------------                   ------------
Other comprehensive income                                                 (387)                        (2,665)
                                                                   --------------                  -------------
Comprehensive income                                                      $1,186                         $2,037
                                                                   ==============                  =============

                                                         Three Months Ended              Nine Months Ended
                                                         September 30, 1998              September 30, 1998
                                                            (Unaudited)                      (Unaudited)
                                                        -------------------------     --------------------------
Net Income                                                                $1,345                         $4,139

Other comprehensive income, net of tax
     Unrealized losses on securities:
        Unrealized holding loss arising during
        the period                                           $874                           $819
          Less:  Reclassification adjustment for
          gains inluded in net income                           9                             24
                                                     -------------                   ------------
Other comprehensive income                                                   865                            795
                                                                   --------------                  -------------
Comprehensive income                                                      $2,210                         $4,934
                                                                   ==============                  =============

                         FIRST DECATUR BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                                September 30,      September 30,
                                                                                    1999               1998
                                                                                 (Unaudited)        (Unaudited)
                                                                              ------------------ -------------------
Cash flows from operating activities:
     Net cash provided by operating activities                                      $     6,602          $    2,847

Cash flows from investing activities:
     Purchases of securities available for sale                                        (48,252)            (66,417)
     Proceeds from maturities of securities available for sale                           31,059              38,289
     Proceeds from sales of securities available for sale                                19,071                 473
     Purchases of securities held to maturity                                                               (1,548)
     Proceeds from maturities of securities held to maturity                              3,661               6,355
     Net change in loans                                                               (25,732)            (12,408)
     Purchases of premises and equipment                                                (1,611)               (315)
                                                                              ------------------ -------------------
          Net cash used by investing activities                                        (21,804)            (35,571)
                                                                              ------------------ -------------------

Cash flows from financing activities:
     Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits              12,039              17,826
          Certificates of deposit                                                         7,180             (2,864)
          Federal funds purchased and securities sold under repurchase                   14,348               3,199
          Federal Home Loan Bank loans                                                     (39)              14,963
          U.S. Treasury demand notes                                                      4,400             (1,932)
     Cash dividends                                                                     (1,079)             (1,125)
     Net cash from (purchase) sale of treasury stock                                      (125)                  87
                                                                              ------------------ -------------------
          Net cash provided by financing activities                                      36,724              30,154
                                                                              ------------------ -------------------

Net change in cash and cash equivalents                                                  21,522             (2,570)
Cash and cash equivalents, beginning of period                                           43,369              40,025
                                                                              ------------------ -------------------
Cash and cash equivalents, end of period                                                 64,891          $   37,455
                                                                              ================== ===================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                                  $     9,813          $    9,493
          Income taxes                                                              $     2,013          $    1,621

                         FIRST DECATUR BANCSHARES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

         First Decatur Bancshares, Inc. ("Bancshares" or the "Company"), a Delaware corporation was organized on February 28, 1980 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Bancshares owns all of the outstanding capital stock of the First National Bank of Decatur ("Decatur Bank"), FirsTech, Inc. ("FirsTech") and the First Trust Bank of Shelbyville ("Shelby Bank"). The Decatur Bank, FirsTech, and the Shelby Bank are referred to as the "Subsidiaries."

         The interim financial statements have been prepared by Bancshares pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes and schedules included in the Company's Form 10-K for 1998 filed on March 29, 1999.

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

New Accounting Pronouncements

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends upon the use of the derivative. The new statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

     Statement No. 133 amends Statement No. 52 and supersedes Statements No. 80, 105, and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of Statement No. 133.

     Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of this statement will have no material impact on the Company's financial condition or result of operations. In July 1999, SFAS No. 137 was issued. This statement delays the implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000.

         During 1998, the FASB also issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This statement amends Statement No. 65.

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

         Statement No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. On the date this statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this statement had no material impact on the Company's financial condition and results of operations.

         During 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Statement of Position 98-5 will affect all non-governmental entities, including not-for-profits reporting start-up costs in their financial statements.

         Some existing industry practices result in the capitalization and amortization of start-up costs. This Statement of Position requires that start-up costs be expensed when incurred. The Statement of Position applies to start-up activities and organizational costs associated with both development stage and established operating entities. According to Statement of Position 98-5, start-up activities are "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation." "Start-up activities include activities related to organizing a new entity, commonly referred to as organizational costs."

         Statement of Position 98-5 is effective for fiscal years beginning on or after December 15, 1998. Earlier application is encouraged in fiscal years during which annual financial statements have not yet been issued. The adoption of this Statement did not have a material impact on the Company's financial condition and results of operations.

Common Shares

         During the fourth quarter of 1998, Bancshares' management approved a tender offer to repurchase 130,000 shares at $30 per share for a total cost of $3,900,000. By December 31, 1998, over 113,000 shares had been repurchased at a cost of $3,400,000. At September 30, 1999, Bancshares is holding 144,427 shares of treasury stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion represents management's analysis of Bancshares' results of operations for the three and nine-month periods ended September 30, 1999 and 1998 and it's consolidated financial condition at September 30, 1999 as compared to December 31, 1998. This discussion should be read in conjunction with Bancshares' unaudited condensed consolidated financial statements and notes thereto.

Results of Operations

Summary Of Operations

         Net income in the third quarter of 1999 increased to $1,573,000, up 17% from $1,345,000 earned in the same quarter of 1998. Basic earnings per share for the quarterly period increased to 57 cents per share, up 21% from 47 cents per share earned in the third quarter of 1998. Diluted earnings per share for the quarterly period increased to 57 cents per share, up 24% from 46 cents per share earned in the third quarter of 1998.

         For the nine months ended September 30, 1999, net income was $4,702,000, up 14% compared to $4,139,000 for the first three quarters of 1998. Basic earnings per share for the nine-month period ended September 30, 1999 were $1.70, up 18% compared to $1.44 in the same period in 1998. Diluted earnings per share for the nine-month period were $1.69, up 18% compared to $1.43 for the same period in 1998.

         Higher earnings in both periods were primarily due to an increase in net interest income after the provision for loan losses and other income offset by an increase in other expenses and income taxes.

Net Interest Income

         Third quarter net interest income was $3,967,000, an increase of $325,000 or 9% compared with the third quarter of 1998. For the nine months ended September 30, 1999, net interest income increased $758,000 or 7% compared to 1998. The increase in net interest income for both periods was mainly due to an increase in interest income on loans and securities offset by a decrease in interest income on Federal funds sold as well as an increase in interest expense on deposits and borrowings. For the nine months ended September 30, 1999, average loans increased $20,207,000 and average securities increased $12,530,000, while average Federal funds sold decreased $5,073,000. In addition, average deposits increased $26,177,000 for the nine months ended September 30, 1999.

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

         Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial and industrial loans are quality of the borrower's management and the impact of national and local economic factors. Currently the business atmosphere remains stable for the local economy in the Decatur, Macon County and Shelby County areas, although there is deterioration in the agricultural industry. Even though direct loans to the agricultural related industry are not material, the entire market area is dependent upon the general agricultural economy. Risks associated with real estate loans include concentrations of loans in a loan type, such as residential real estate, decline in real estate values and a sudden rise in interest rates. Individual loans face the risk of a borrower's unemployment as a result of deteriorating economic conditions or renewed contract differences between unions and management of several large companies in Bancshares' market area. Bancshares' strategy with respect to addressing and managing these types of risks is for Bancshares to follow its loan policies and underwriting criteria.

                  A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. The provision for loan losses during the third quarter of 1999 was $36,000 compared to $61,000 in 1998. On a year-to-date basis, the provision for loan losses was $138,000 compared to $223,000 for the same period in 1998.

Other Income

         Other income for the three months ended September 30, 1999, increased $843,000 or 35% compared to the same period in 1998. On a year-to-date basis, other income increased $2,850,000 or 42% compared to the nine-month period in 1998. For both the three-month period and nine-month period, the increase is attributed to increases in fiduciary activities, remittance processing income, and other income offset by a reduction in net gains on loan sales.

         Fiduciary activities increased $52,000 or 12% for the third quarter of 1999 compared to the third quarter of 1999 and increased $184,000 or 15% for the first nine months of 1999 compared to

1998. The increase for both periods is mainly attributed to an increase in the number of accounts and dollar amount of trusts handled by the trust departments of the Decatur Bank and Shelby Bank.

         For the three and nine months ended September 30, 1999, remittance processing fees generated by FirsTech increased by $790,000 (62%) and $2,551,000 (71%), respectively, compared to the same periods in 1998. The increase in 1999 is the result of increased volume from existing clients as well as price adjustments on current contracts. FirsTech processed 5,291,000 more payments during the second quarter of 1999 and 17,705,000 more payments during the first nine months of 1999 compared to the same periods in 1998.

         Other Income increased $62,000 or 21% for the three months ended September 30, 1999, compared to the same period in 1998. For the nine months ended September 30, 1999 other income increased $199,000 (24%) compared to September 30, 1998. The increase in both periods is mainly attributed to an increase in brokerage commissions with the investment departments of Decatur Bank and Shelby Bank and an increase in Automated Teller Machine ("ATM") fees generated by the banks.

         Net gains on loan sales decreased $51,000 or 54% for the third quarter of 1999 compared to the third quarter of 1999 and decreased $86,000 or 29% for the first nine months of 1999 compared to 1998. The decrease for both periods is mainly attributed to a decrease in the number loans originated and sold in the secondary market. The Decatur Bank sold $1,739,000 less loans in the secondary market during the second quarter of 1999 and sold $2,998,000 less loans in the secondary market during the first nine months of 1999 compared to the same periods in 1998.

Other Expenses

         Other expenses increased from $4,011,000 for the three months ended September 30, 1998, to $4,882,000 for the three months ended September 30, 1999. This represents an increase of $871,000 (22%). For the nine months ended September 30, 1999, other expenses increased $2,771,000 or 24% compared to the same period in 1998. This increase in both periods was attributed to increases in salaries and employee benefits, equipment expenses, supplies, service charges from correspondent banks, and other expenses.

         Salaries and employee benefits increased $462,000 (22%) for the three months ended September 30, 1999. For the first nine months of 1999 compared to the first nine months of 1998, salaries and employee benefits increased $1,600,000 or 26%. This increase is mainly due to an increase in the volume of checks processed by FirsTech in the retail lockbox business resulting in the hiring of additional staff as well as an increased use of temporary services.

         Equipment expenses increased $106,000 or 20% for the three months ended September 30, 1999, compared to the same period in 1998 and increased $323,000 or 22% for the first nine months of 1999 compared to 1998. The increase is mainly attributed to an increase in depreciation on equipment as well as an increase in FirsTech computer maintenance.

         Supplies increased $138,000 (394%) for the three months ended September 30, 1999. For the first nine months of 1999 compared to the first nine months of 1998, supplies increased $164,000 or 66%. This increase is mainly due to an increase in supplies used by FirsTech because of the increase in the volume of checks processed.

         For the three months ended September 30, 1999, service charges increased $148,000 or 83% compared to the same period in 1998. Service charges increased $465,000 or 87% for the first nine months of 1999 compared to the first nine months of 1998. The increase in both periods is attributed to an increased volume of checks processed by FirsTech in the retail lockbox business.

         All remaining expenses increased $17,000 or 2% for the three months ended September 30, 1999, compared to the same period in 1998 and increased $219,000 or 7% for the first nine months of 1999 compared to 1998. The increase in both periods is mainly attributed to an increase in professional fees at the Company and Decatur Bank, an increase in telephone expenses at the Decatur Bank and FirsTech, and an increase in postage and overnight courier expense at FirsTech.

Income Taxes

         Income tax expense increased $94,000 or 16% for the third quarter of 1999 compared to the third quarter of 1998. Income taxes increased $274,000 for the first nine months of 1999, compared to the first nine months of 1998. Higher income tax expense was principally due to the increase in pre-tax earnings. Bancshares' effective tax rate (income tax expense divided by income before taxes) was 30.7% and 30.4%, respectively, as of September 30, 1999 and 1998.


Financial Condition

         Bancshares' assets increased $38,180,000 or 8.6% from December 31, 1998 to September 30, 1999. This increase was primarily due to an increase in cash and cash equivalents and net loans offset by a decrease in securities. The funding of these deposits came primarily from an increase in deposits and short-term borrowings.

Cash and Cash Equivalents

         Cash and cash equivalents increased $21,522,000 from December 31, 1998 to September 30, 1999. This change occurred due to an increase in cash and due from banks of $32,848,000 offset by a decrease in federal funds sold of $11,326,000. See the consolidated statement of cash flows for the nine months ended September 30, 1999, in the interim financial statements for the details representing the decrease in cash and cash equivalents. Federal funds sold are of a short-term nature and provide the needed liquidity to fund loan growth.

Securities

         Bancshares' overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchases are primarily based on Bancshares' current and projected liquidity and interest rate sensitivity positions. The carrying value of investment securities decreased by $9,920,000 from December 31, 1998 to September 30,1999. During the first nine months of 1999, Bancshares purchased $48,252,000 classified as available-for-sale, sold $19,071,000 of securities classified as available-for-sale, and had $34,720,000 ($31,059,000 classified as available-for-sale) mature. The decrease in investments was primarily due to an increase in loan demand with higher yields as well as a decrease of $4,038,000 in the market value of available-for-sale securities.

Loans

         Net loans increased by $25,594,000 from December 31, 1998 to September 30, 1999 due mainly to an increase in commercial loans and consumer loans offset by a reduction in real estate loans. Commercial loans increased by $24,658,000 due to an increase in commercial customers resulting in increased commercial loans as well as increased commercial real estate demand. Also, consumer loans increased by $2,136,000 and real estate and other loans decreased by $1,200,000. The allowance for loan losses is $3,644,000 (1.5% of total loans) at September 30, 1999.

Deposits

          Total deposits increased $19,219,000 from December 31, 1998 to September 30, 1999. This increase is attributed to an increase in savings, money market and certificate of deposit accounts offset by a decrease in demand deposit accounts. Savings accounts increased $10,405,000, money market accounts increased $6,214,000, and certificate of deposit accounts increased $7,180,000, while demand deposit accounts decreased $4,580,000. These increases are primarily due to the addition of new accounts as well as increased balances maintained by FirsTech customers.

Short-term Borrowings

         Short-term borrowings increased $18,748,000 from December 31, 1998 to September 30, 1999. This increase is attributed to an increase of $4,400,000 in U.S. Treasury demand notes and an increase of $14,348,000 in repurchase agreements. During 1999, the Decatur Bank's U.S. Treasury demand note limit was raised from $2,800,000 to $5,000,000 upon request of the Federal Reserve Bank. The funds are maintained at a favorable rate and were kept in house for a longer period of time.

Stockholders' Equity

         Total stockholders' equity rose $867,000 or 1.6% from December 31, 1998 to September 30, 1999. The increase is mainly attributed to net income of $4,702,000 less cash dividends of $1,079,000 and a decrease in the market value of available-for-sale securities (net of tax) of $2,665,000.

     The capital ratios of Bancshares are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At September 30, 1999, Bancshares' consolidated Tier 1and total risk-based capital ratios were 21.42% and 22.67%, respectively. Bancshares' leverage ratio at September 30, 1999, was 11.67%.

Business Segment Information

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

                                         Banking         Remittance
                                         Services          Services       Company (1)       Eliminations        Total
----------------------------------------------------------------------------------------------------------------------------
   September 30, 1999
   Total interest income                  $   21,438  $           78   $              0  $          (78)    $       21,438
   Total non-interest income                   3,497           6,533               102             (452)             9,680
   Total interest expense                      9,990               0                 0              (78)             9,912
   Total non-interest expense                  8,922           5,739                74             (452)            14,283
   Income before income tax                    5,884             872                29                0              6,785
   Income tax expense                          1,776             297                10                0              2,083
   Total assets                              475,075           6,528            54,228          (55,959)           479,872
   Capital expenditures                          477           1,134                 0                0              1,611
   Depreciation and amortization                 765             302                18                0              1,085

   September 30, 1998
   Total interest income                  $   20,356  $           95   $              0  $          (95)    $       20,356
   Total non-interest income                   3,202           4,051               106             (529)             6,830
   Total interest expense                      9,598               0                 0              (95)             9,503
   Total non-interest expense                  8,327           3,638                76             (529)            11,512
   Income before income tax                    5,410             508                30                0              5,948
   Income tax expense                          1,621             178                10                0              1,809
   Total assets                              425,369           5,586            56,233          (59,166)           428,022
   Capital expenditures                          202             113                 0                0                315
   Depreciation and amortization                 750             257                18                0              1,025

(1) Excludes dividend income received from subsidiaries

Information related to services or transfers between business segments is not reflected because such items are immaterial.

Recent Merger Developments

         On August 12, 1999, the Company, BankIllinois Financial Corporation, and Main Street Trust, Inc. entered into an Agreement and Plan of Merger. The consummation of the merger is subject to certain conditions and the occurrence of certain events, such as the approval of the Company's stockholders and the receipt of required regulatory approvals. The parties currently anticipate that the merger will close during the first quarter of 2000.

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

         Certain statements contained in this section "Year 2000" constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to those statements that include the words "believes," "expects," "anticipates," "estimates," or similar expressions. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward looking statements. Such factors may include, but are not limited to, the severity of problems discovered with the banks' own systems as Year 2000 testing continues, the cost of remedying such problems, the severity of Year 2000 problems encountered by third party service providers and the banks' borrowers, additional initiatives by the banks' and Company's regulators, and the costs of Year 2000 professionals generally in the event problems are encountered.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Asset/liability management involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities. It also involves providing adequate liquidity while sustaining stable growth in net interest income. Regular review and analysis of deposit trends, cash flows in various categories of loans and monitoring of interest spread relationships are vital to this process. The nature of the banking business requires Bancshares to maintain adequate liquidity to meet changes in composition and volume of assets and liabilities due to seasonal, cyclical or other reasons. Liquidity describes the ability of Bancshares to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of Bancshares, as well as meeting current and future planned expenditures. This liquidity is typically provided by the funds received through customer deposits, investment maturities, loan repayments, borrowings and income. Bancshares' management considers the current liquidity position to be adequate to meet the needs of customers.

         Bancshares seeks to contain the risks associated with interest rate fluctuations by managing the balance between interest sensitive assets and liabilities. Managing to mitigate interest rate risk is, however, not an exact science. Not only does the interval until repricing of interest rates on assets and liabilities change from day to day as the assets and liabilities change, but for some assets and liabilities, contractual maturity and actual maturity experienced are not the same. For example, mortgage-backed securities may have contractual maturities well in excess of five years but, depending upon the interest rate carried by the specific underlying mortgages and the then currently prevailing rate of interest, these securities may be prepaid in a shorter time period. Accordingly, the mortgage-backed securities and collateralized mortgage obligations that have average stated maturities in excess of five years, are evaluated as part of the asset/liability management process using their expected average lives due to anticipated prepayments on the underlying loans. NOW and savings accounts, by contract, may be withdrawn in their entirety upon demand. While these contracts are extremely short, it has been Bancshare's experience that these accounts turn over at the rate of five percent per year. If all of the NOW and savings accounts were treated as repricing in one year or less, the cumulative negative gap at one year or less would be $215.3 million or 53.91% of interest earning assets. Due to their very liquid nature, the entire balance of money market accounts is assumed to be repriced within one year.

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

         Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Bancshares is only subject to interest rate risk. Bancshares purchased no financial instruments for trading purposes during the first three quarters of 1999 or during 1998.

         The following table summarizes, as of September 30, 1999, the anticipated maturities or repricing of Bancshare's interest sensitive assets and liabilities, Bancshare's interest sensitivity gap (interest-earning assets less interest-bearing liabilities), Bancshares cumulative interest rate sensitivity gap and Bancshare's cumulative interest sensitivity repricing gap ratio (cumulative interest rate sensitivity gap divided by total assets). A negative gap for any period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of rising interest rates, a negative gap position would generally decrease earnings, and during periods of declining interest rates, a negative gap position would generally increase earnings. The converse would be true for a positive gap position.

                                                                                                After                  Fair
                                      Year 1      Year 2      Year 3     Year 4     Year 5     Year 5      Total      Value
                                   ----------- ------------ ---------- ---------- ----------- ---------- ----------- ----------
Loans (1)
   Fixed rate                         $23,425      $13,922    $20,028    $25,320     $48,631    $43,603    $174,929   $174,982
   Average interest rate                8.33%        8.57%      8.74%      8.46%       7.99%      7.37%       8.08%
   Variable rate                       47,655        3,496      4,548      5,104       7,595        723      69,121     69,157
    Average interest rate               8.79%        7.67%      7.70%      7.52%       7.51%      7.51%       8.41%
Securities (2)
   Fixed rate                          10,702       15,963      8,809     21,280      18,313     77,019     152,086    152,132
   Average interest rate                6.10%        5.74%      5.66%      5.66%       5.86%      6.20%       6.01%
   Variable rate                                                                                  1,250       1,250      1,249
    Average interest rate                                                                         6.85%       6.85%
Federal funds sold                      1,929                                                                 1,929      1,929
    Average interest rate               5.18%                                                                 5.18%
                                   ----------- ------------ ---------- ---------- ----------- ---------- ----------- ----------
  Total interest-earning assets        83,711       33,381     33,385     51,704      74,539    122,595     399,315    399,449
                                   ----------- ------------ ---------- ---------- ----------- ---------- ----------- ----------

NOW and savings accounts                5,938        5,938      5,938      5,938       5,938     89,079     118,769    118,769
    Average interest rate               2.62%        2.62%      2.62%      2.62%       2.62%      2.62%       2.62%
Money market accounts                  39,752                                                                39,752     39,752
    Average interest rate               3.75%                                                                 3.75%
Time deposits
   Fixed rate                         111,112       37,595      2,166      1,027          77                151,977    152,981
    Average interest rate               4.94%        5.42%      5.30%      5.96%       4.95%                  5.07%
   Variable rate                          272           60                                                      332        334
    Average interest rate               4.29%        5.00%                                                    4.42%
Federal funds purchased and
securities sold under repurchase
agreements                             23,735                                                                23,735     23,735
    Average interest rate               5.08%                                                                 5.08%
FHLB advances                              55           59         64         69          74     17,544      17,865     18,050
    Average interest rate               6.84%        6.84%      6.84%      6.84%       6.84%      5.49%       5.49%
U.S. Treasury demand notes              5,291                                                                 5,291      5,291
    Average interest rate               5.54%                                                                 5.54%
                                   ----------- ------------ ---------- ---------- ----------- ---------- ----------- ----------
  Total interest-bearing liabilities  186,155       43,652      8,168      7,034       6,089    106,623     357,721    358,912
                                   ----------- ------------ ---------- ---------- ----------- ---------- ----------- ----------
Interest-earning assets less
 interest-bearing liabilities
 ("Gap")                           $(102,444)   $ (10,271)  $  25,217  $  44,670    $ 68,450   $ 15,972     $41,594    $40,537
                                   =========== ============ ========== ========== =========== ========== =========== ==========
Cumulative gap                     $(102,444)   $(112,715)  $(87,498)  $(42,828)    $ 25,622   $ 41,594     $41,594    $40,537
                                   =========== ============ ========== ========== =========== ========== =========== ==========
Cumulative Gap as a percentage
 of total interest earning assets    (25.65%)     (28.23%)   (21.91%)   (10.73%)       6.42%     10.42%      10.42%     10.15%
                                   =========== ============ ========== ========== =========== ========== =========== ==========

(1) Includes consumer loans net of unearned income, and excludes nonaccrual and impaired loans.

(2) Reflects fair value adjustments for securities available for sale.

         At September 30, 1999, the table above reflects that Bancshares had a negative liability gap due to the level of interest bearing demand deposits and savings that are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $1,024,000 in one year and $1,113,000 in two years assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, Bancshares' management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

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


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising out of the ordinary course of business. Management has recently become aware of possible liabilities involving the Company's subsidiary, FirsTech, Inc. FirsTech is in the business of providing remittance processing services to commercial customers. The potential liabilities involve reconciliation differences. The Company and its professional advisors are currently attempting to resolve those differences. Management has determined that the amount of such claims, if asserted, will not exceed $1.56 million net of income taxes. At this time, no claim has been made, nor is management aware of any threatened claim. Based on information currently available to management, the amount of the ultimate liability, if any, with respect to this matter cannot be determined. Accordingly, no provision for any liability that might result has been made in the Company's consolidated financial statements.

ITEM 2.    CHANGES IN SECURITIES

         Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.    OTHER INFORMATION

         During the third quarter of 1999, FirsTech management closed the remittance processing facility in Hammond, Indiana. The decision was made for a variety of reasons, including new technology, new communications methods, and better control that a more centralized environment provides. The Decatur site is the central location for FirsTech. The move has had no material impact on the earnings of FirsTech or the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number            Description of Exhibit

                      11            Computation of Per Share Income

                      27            Financial Data Schedule

(b)      Reports

         A Form 8-K was filed on August 17, 1999, which reported under Item 5 that an Agreement and Plan of Merger by and between the Company, BankIllinois Financial Corporation, and Main Street Trust, Inc. had been executed on August 12, 1999.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DECATUR BANCSHARES, INC.


November 5, 1999             By: /s/ Phillip C. Wise
                                 -------------------------------------------
                                 Phillip C. Wise
                                 President and Chief Executive Officer



November 5, 1999             By: /s/ Craig A. Wells
                                 -------------------------------------------
                                 Craig A. Wells
                                 Chief Financial Officer